Form 10-Q
period 1996-04-30
FORECAST GROUP LP
filed 1996-06-06
CIK 915350

FORM 10-Q
    	SECURITIES AND EXCHANGE COMMISSION
 	WASHINGTON, D.C.  20549
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended April 30, 1996 		OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OR 1934

      For the transition period from     N/A

  Commission File Number 33-72106

THE FORECAST GROUP"Registered Tradename", L.P.
FORECAST"Registered Tradename"CAPITAL CORPORATION
(Exact Name of Registrant as specified in its charter)

California 					                        33-0582072
California                              33-0582077
(State of Organization)  (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California   91730
   (Address of principal executive offices)	           (Zip Code)

Registrant's telephone number, including area code: (909)987-7788

  Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class    Name of Each Exchange on Which Registered
  11 3/8% Senior Notes Due 2000               	None

    Securities Registered Pursuant to Section 12(g) of the Act:

                                None

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  			         YES   X    NO___

  There was no voting stock held by non-affiliates of the Registrant at May 31, 1996.

  At May 31, 1996, Forecast"Registered Tradename"Capital Corporation had 2,500 shares of Common stock outstanding.


               THE FORECAST GROUP"Registered Tradename"L.P.
                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                            (Amounts in 000's)

    					                        April 30,      October 31,
                      						       1996            1995
						                            -------         ------
  Assets
Cash and cash equivalents          $4,995         $8,090
Accounts receivable                   491            665
Accounts and notes receivable,
  related parties                   5,232          2,531
Real estate held for development
  and sale                         84,040         82,572
Property and equipment, net         1,230          1,234
Other assets.                       2,451          2,185
					                           	  ------         ------
 Total assets                     $98,439        $97,277
					                             =======        =======

 Liabilities and partners' equity
Accounts payable                  $10,005         $9,584
Accounts payable,
  related parties                    ----             36
 Accrued expenses                   3,333          3,498
  Notes payable:
11 3/8 % Senior Notes due
  December 2000                    34,475         39,790
Collateralized by real estate
  held for development
  and sale                         25,469         21,117
Other Notes Payable	                   18             18
                                   ------         ------
 Total notes payable               59,962         60,925
 Total liabilities                 73,300         74,043
                                   ------         ------
 Partners' equity                  25,903         23,998
 Less capital notes receivable
  from partners                      (764)          (764)
					                              ------         ------
 Total partners' equity            25,139         23,234
                                   ------         ------
 Total liabilities and
  partners' equity                $98,439        $97,277
               				               =======        =======

[FN]                	See accompanying notes.


              THE FORECAST GROUP"Registered Tradename"L.P.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
        For the six and three months ended April 30, 1996 and 1995
                                 (Unaudited)

(Amounts in 000's)             Six Months ended   Three Months ended
				                              April 30            April 30
  				                         1996       1995      1996      1995
         		                     ----      ----      ----      ----

 Housing sales                $58,103   $54,373   $31,594   $29,548
 Cost of housing sales         48,315    49,262    26,125    26,141
 Selling & marketing expense s  6,580     5,467     3,541     2,921
 General & administrative exp   3,425     3,651     1,673     1,997
				                          -------   -------   -------   -------
 Operating income (loss)         (217)   (4,007)      255    (1,511)
 Interest income                  131       101        65        34
 Interest and fee expense	         --       (82)       --       (38)
Other income and expenses         115       232        50       (66)
				                          -------   -------   -------    ------
Income/(Loss) before
  extraordinary gain               29    (3,756)      370    (1,581)
Extraordinary gain on debt
  extinguishment. (Note6)       1,876     1,971       493       991
				                          -------   -------    ------    ------
Net Income/(Loss)              $1,905   $(1,785)     $863     $(590)
				                          =======   =======    ======    ======

Partners' Equity at
  Beginning of Period         $23,998   $27,786   $25,040    $26,591
 Net Income/(Loss) this Period  1,905    (1,785)      863       (590)
 	                            -------   -------   -------    -------
  Subtotal                     25,903    26,001    25,903     26,001
Less:  Capital Notes
  Receivable from Partners       (764)     (764)     (764)      (764)
				                          -------   -------   -------    -------
  Partners' Equity at
  End of Period               $25,139   $25,237   $25,139    $25,237
				                          =======   =======   =======    =======

[FN]                     See accompanying notes.

                 THE FORECAST GROUP"Registered Tradename"L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended April 30, 1996 and 1995
                                (Unaudited)
     	                       (Amounts in 000's)

       		                                1996              1995
		                                       ----              ----

 Operating activities
 Net Income/(Loss)                    $ 1,905           $ (1,785)
   Adjustments to reconcile net
     loss to net cash(used in)
     provided by operating activities:
   Extraordinary Gain on
     Extinguishment of Senior Notes    (1,876)            (1,971)
   Depreciation and amortization	         128                152
    Loss (Gain) on sale of property
     and equipment                          9                 63
   Changes in operating assets and liabilities:
   (Increase) decrease in
     accounts receivable                  174                312
    (Increase)/Decrease in
     accounts and notes receivable,
     related parties                   (2,701)                (5)
    (Increase)/Decrease  in
     real estate inventory             (1,468)            (5,366)
   (Increase)/Decrease in
     other assests                       (454)                (2)
    Increase (decrease) in accounts
     payable and accrued expenses         221             (1,077)
						                                 ------             ------
Net cash used in
    operating activities               (4,062)            (9,679)

Investing activities
    Additions/(Deletions) to
     property and equipment              (134)              (318)
   Proceeds from sale of
     property and equipment	              ---                 22
   Principal received on
     GNMA certificates	                   ---                  9
                                       ------              ------
   Net cash used in provided by
     investing activities                (134)              (287)

Financing activities
   Retirement of 11 3/8% Senior Notes
     due 2000                          (3,251)            (4,208)
   Borrowings on notes payable
     collateralized by real estate     33,061             15,880
   Borrowings on notes payable,
     related parties                    2,221              1,594
   Repayments of notes payable        (28,709)           (10,520)
   Repayments of notes payable,
     related parties                   (2,221)            (1,631)
						                                 ------             ------

Net cash provided by
   financing activities	                1,101              1,115
                                       ------             ------
 Decrease in cash and cash equivalents (3,095)            (8,851)
 Cash and cash equivalents at
   beginning of year                    8,090             13,252
						                                 ------             ------
 Cash and cash equivalents at
   end of year                          4,995              4,401
						                                 ======             ======

[FN]                      See accompanying notes.

               THE  FORECAST GROUP"Registered Tradename"L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

   1.  Basis of Presentation
  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended October 31, 1995 (File No. 33-72106) as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended April 30, 1996 do not necessarily indicate the results that can be expected for the full fiscal year.

    2.  Real Estate Held for Development and Sale and Related Notes
Payable   Real estate held for development and sale and related notes payable consist of the following:




(Amounts in 000's)	    		                 April 30, 1996
                 				      	    Real Estate Held    Notes Payable
					                           ----------------    -------------

Land held for development and sale   $13,204            $1,679
Residential projects in process       63,839            17,743
Model homes                            6,997             6,047
					                                -------            ------
Total                                $84,040           $25,469
                                     =======           =======

(Amounts in 000's)	                        October 31, 1995
                                 Real Estate Held    Notes Payable
                   					         ----------------    -------------
Land held for development and sale   $13,029            $1,679
Residential projects in process       62,486            16,226
Model homes                            7,057             3,212
                                     -------            ------
 Total                               $82,572            $21,117
	                                    =======           =======



   3.  Interest Expense
 The following summarizes the components of interest expense incurred, capitalized, expensed and paid:




(Amounts in 000's)              FOR SIX MONTHS     FOR THREE MONTHS
            		                      ENDED               ENDED
			      	                         April 30,	          April 30,
                                1996     1995      1996       1995
			                             -----    -----     -----      -----

 Interest Incurred             $3,760   $4,188    $1,848     $2,054
 Interest incurred and
   capitalized                 $3,760   $4,106    $1,848     $2,016
 Capitalized interest amortized
   to cost of housing sales    $2,825   $2,179    $1,589     $1,342
  Interest paid                $3,969   $4,509      $873     $1,134



  4.   Transactions With Affiliates
  In the first part of the Company's quarter ending January 31, 1995, the board of directors of Forecast"Registered Tradename"Homes, Inc., resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. Previti in acquiring the Company's senior notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the board of directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Through Mr. Previti's acquisition of the notes, the Company determined it would be able to achieve the following favorable benefits: (1) preventing an immediate reduction in the Company's cash flow during a traditionally slow unit closing period, without losing the opportunity to repurchase those notes at favorable market prices; and (2) affording the Company the opportunity to use its available financing vehicles for the continued operation of the Company, rather than the repurchase of notes, thus avoiding incurring additional debt which may have caused the Company to be out of compliance with certain covenants contained within the Indenture. Acting upon this authorization, Mr. Previti did acquire $3,790,000 of senior notes that were carried over from prior periods. These senior notes were held, either in Mr. Previti's own account or on margin. In addition, Mr. Previti acquired another $4,850,000 in face value of senior notes, on margin, throughout the six month period ended April 30, 1996, for a purchase price of $3,100,000, plus accrued interest. As of April 30, 1996, the Company had re-purchased $4,740,000 of the aggregate $8,640,000 of these notes from Mr. Previti and retired them.

  The purchase price paid by the Company, for the notes purchased by Mr. Previti throughout the first six months, was $2,920,000, plus accrued interest of $321,000. During the first six months ending April 30, 1996, the Company also purchased and retired another $575,000 of senior notes, on its own account, at a price of
$331,000, plus accrued interest of $6,800.   Due to the benefits of
acquiring senior notes on margin, and the securities company's policy against setting up margin accounts for entities like the
Company,  the Company asked Mr. Previti to purchase $4,850,000 of the senior notes on margin, and did advance $2,211,000 for Mr. Previti to in fact acquire those senior notes in this reporting period. To ensure repayment of these sums, Mr. Previti executed two separate notes, in favor of the Company, that are secured by
Mr. Previti's interest in the notes the funds were lent to
purchase. Both notes are due and payable, on or before July 31, 1996. One note is in the amount of $561,000 and bears interest at the rate of 10.0% per year. The other note is in the amount of
$1,650,000 and bears interest at  the rate of 12.0% per year.   In
the future, the Company may acquire additional notes on the open market through either its own account or Mr. Previti, so long as the discount at which those notes are acquired is deemed to be favorable to the Company. As of April 30, 1996, Mr. Previti still owned, either directly or through a beneficial interest, $3,900,000 in face value of notes which were acquired on December 12, 1994, and March 12, 1996, at a substantial discount from their face value. If the Company elects to repurchase these notes, it will be obligated to pay Mr. Previti his cost basis, plus accrued interest.

The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties Furthermore, each transaction was reviewed and approved in keeping with the specific terms of the Indenture relating to the selling and issuance of the notes.

5.  11 3/8% Senior Notes Due December 2000

In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.

The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. If the Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date"; and no single fiscal quarter being capable of being used more than one time in the calculation for non-compliance) is less than $25 million (the "Minimum Net Worth"), then the Company is required to make an offer to all Senior Note holders (a "Net Worth Offer") to acquire on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (or if less than $5 million of aggregate principal amount of all Senior Notes is then outstanding, then all Senior Notes at that time outstanding) (the "Net Worth Offer Amount") at a purchase price equal to 100.0% of the principal amount thereof, plus accrued interest to the date of repurchase (the "Net Worth Price"). Notwithstanding this requirement to offer to, and then, repurchase Senior Notes, the Indenture allows the Company to credit against the Net Worth Offer Amount, the principal amount of any Senior Notes acquired by the Company prior to the Trigger Date, through repurchase or optional redemption. The Company may not, however, use any specific Senior Note repurchase in any more than one Net Worth Offer. In no event shall the failure to meet the Minimum Net Worth at the end of any fiscal quarter be counted toward the making of more than one Net Worth Offer.

For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth covenant. Therefore, January 31, 1996 became a Trigger Date for the Company, requiring a Net Worth Offer. However, despite this event, the Company had already repurchased or redeemed a sufficient amount of Senior Notes to meet any repurchase obligations resulting from the first Trigger Date. As of April 30, 1996, the Company's net worth was again above the $25 million threshold, preventing the occurrence of a Trigger Date at any time prior to October 31, 1996. Furthermore, because the Company had retired over $15 million of Senior Notes as of April 30, 1996, it believes that even were the Company not to meet its minimum net worth (something the Company's management does not presently, or in the foreseeable future, believe will occur due to the anticipated levels of income from operations and the retirement of Senior Notes), it has sufficient repurchase reserves to off-set at least another two Trigger Dates, without having to actually make a Net Worth Offer. In addition, while there can be no assurances, the Company's management does not presently believe its net worth will drop below the $25 million level at any time in the foreseeable future.

6.  Extraordinary Item
During the six months ended April 30, 1996, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,315,000, with $1,500,000 being related to repurchase activity in the three months ending April 30, 1996. The Senior Notes purchased from Mr. Jim Previti (the Company's President) during the six month period ended April 30, 1996, were acquired at his cost (plus accrued interest as of the repurchase date), for a total expenditure of $3,241,000 over the six month period, and $1,020,000 over the three month period, both ending as of April 30, 1996. Net of allocable issuance costs, the resultant income of $1,384,000 and $492,000 were reported as extraordinary gains in the Company's financial statements for the six and three month periods, respectively, ending on April 30, 1996.




          FORECAST "Registered Tradename"CAPITAL CORPORATION
                            BALANCE SHEET
      For the periods ended April 30, 1996 and October 31, 1995
                             (Unaudited)

                                 April 30, 1996   October 31, 1995
                			               (unaudited)
				                            	--------------   ---------------

    ASSETS
Cash                                 $  100             $ 100
                                     ------             -----
 Total Assets                        $  100             $ 100
					                                ======             =====

LIABILITIES & SHAREHOLDERS' EQUITY:
 Accounts Payable, Related Parties   $1,500              $700
					                                ------             -----
 Total Liabilities                    1,500               700

  Common Stock, $1.00 par value:
  Authorized Shares - 10,000
  Issued and Outstanding
    Shares - 2,500                    2,500              2,500
Accumulated Deficit                  (3,900)            (3,100)
					                                ------             ------
Total Shareholders' Equity/(Deficit) (1,400)             ( 600)
					                                ------              ------

 TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY/(DEFICIT)                       $100               $100
				                                   ====               ====

[FN]               See accompanying notes to Financial Statements.

                FORECAST "Registered Tradename"CAPITAL CORPORATION
               STATEMENTS OF OPERATIONS AND SHAREHOLDER'S EQUITY
                                 (Unaudited)

                           For The Six Months  For The Three Months
          	                       Ended               Ended
                                April 30,           April 30,
                            1996       1995     1996         1995
				                        ----       ----     ----         ----

Income  Tax Expense         $800       $800     $800         $800
               				         ----       ----     ----         ----
Net Loss                   ($800)     ($800)   ($800)       ($800)

Shareholders' Equity/(Deficit)
 at Beginning of Period    ($600)      $400    ($600)        $400
Net Income/(Loss)
 this Period                (800)      (800)    (800)        (800)
	                           -----      -----    -----        -----
Shareholders' Equity/(Deficit)
 at End of Period        ($1,400)     ($400)  ($1,400)      ($400)
			                      =======      =====   =======       =====

[FN]				 See accompanying notes to Financial Statements.

               FORECAST "Registered Tradename" CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENT
   	                          (Unaudited)

   1.  Basis of Presentation

  Forecast"Registered Tradename"Capital Corporation was incorporated in California on September 20, 1993. The only activity for both the three months and six months ended April 30, 1996, was an Income Tax expense of $800 that was paid in the three month period ended April 30, 1996. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename" L.P., a California limited partnership that is engaged in the residential real estate development business.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended October
31, 1995 (File No. 33-72106) as filed with the Securities and
Exchange Commission.

  The results of operations for the six months ended April 30, 1996 do not necessarily indicate the results that can be expected for the full fiscal year.

   2.  Income Taxes

  The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

Part I.     Item 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               	   AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:



($'s in 000's)               Percentage of         Percentage of
                             Housing Sales         Housing Sales
                           For the six months   For the three months
                                 ended                 ended
                               April 30,              April 30,
                             1996     1995        1996       1995
                             ----     ----        ----       ----

 Housing sales              100.0%    100.0%     100.0%      100.0%
 Cost of housing sales       83.2%     90.6%      82.7%       88.5%
				                        -----     -----      -----       -----
 Gross profit                16.8%      9.4%      17.3%       11.5%

Selling and marketing costs  11.3%     10.1%      11.2%        9.9%
G & A costs                   5.9%      6.7%       5.3%        6.8%
				                         ----      ----       ----        ----
Operating Income/(Loss)      (0.4%)    (7.4%)      0.8%       (5.2%)
				                          ====     =====      =====       =====

Number of  homes closed       425       401        231         215
Number of  homes sold         504       472        312         279
Backlog                                            273         222
Aggregate value of backlog                     $35,589     $29,379


    Part I.     Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND
APRIL 30, 1995

  Housing sales for the three months ended April 30, 1996 were $31.6 million, an increase of $2.0 million or 6.9% from the three months ended April 30, 1995. The revenues in fiscal 1996 represent 231 closings at an average sales price of $136,768 while the revenues in fiscal 1995 represent 215 unit closings at an average sales price of $137,429. The increase in unit closings is attributable to the Company's concerted effort to sell as much of its inventory in its older communities, as quickly as possible. The slight decrease in average sales price per unit is primarily a function of a difference in the mix of units sold, rather than any reduction in the price of the units themselves.

  Cost of housing sales remained steady at $26.1 million for both the three months ended April 30, 1996, and April 30, 1995. However, the cost of housing sales as a percentage of sales revenues decreased from 88.5% for the three months ended April 30, 1995, to 82.7% for the three months ended April 30, 1996. The reason for this reduction is attributable to three separate factors: (1) the continuing efforts of the Company to reduce its construction costs through direct dialogue with its sub-contractors; (2) the unit closings for the three months ended April 30, 1996 containing a larger percentage of high margin units than existed for the three month period ended April 30, 1995; and (3) the increased profit margins realized in some communities during the three months ended April 30, 1996, which stems from the Company's application of FASB 121 in the fourth quarter of fiscal year 1995. It should also be noted that, in general, the Company's cost of housing sales as a percentage of housing sales is subject to significant fluctuations between each of the Company's current communities. The reason for this variation is solely attributable to differences in construction costs per square foot and the cost of improved lots at each community. Differences in construction costs per square foot result from variations in product designs and specifications, local building code requirements and the relative cost of labor.

Selling and marketing expenses were $3.5 million during the three months ended April 30, 1996, an increase of $620,000 or 21.2% over the same period during fiscal 1995, and an increase of $1,743 or 12.8% per unit closed over the same period during fiscal 1995. These increases are the result of both the larger number of unit closings in the three months ended April 30, 1996 (as compared to the three months ended April 30, 1995), and the Company's conscious effort to utilize slightly higher incentives as a marketing tool to quickly sell some of its units in older communities having weakened profit margins. Selling and marketing expenses as a percentage of housing sales were 11.2% during the three months ended April 30, 1996, as compared to 9.9% during the same period in the prior year. The variable components of selling expenses, incurred in connection with the sale of specific homes, include escrow and title fees, sales agent commissions and sales incentives provided to the buyer of the home.

General and administrative expense was $1,673,000 and $1,997,000 during the three months ended April 30, 1996 and 1995, respectively. The 16.2% decrease can be attributed to a number of factors, including a variety of decreases in employee costs and office expenses resulting from on-going cost reduction programs implemented by management. In addition, throughout the Fourth Quarter of fiscal year 1995, and the First Quarter of fiscal year 1996, the Company carefully evaluated its operations and staffing needs, in relation to its business projections, and was able to further reduce the number of employees required to maintain and grow the business in keeping with that business plan. The Company intends to continue this evaluation process as a part of its on-going cost reduction plan, as well as monitoring methods by which it can become more efficient in the administration of the Company. The Company's goal remains that of closely monitoring its general and administrative expenses to ensure that those costs are incurred in the most efficient and cost effective manner as is possible.

Interest income increased by $31,000, or 91.0%, during the three months ended April 30, 1996, due to higher average cash balances invested in interest bearing accounts in the current period.

Total interest incurred decreased from $2,054,000 for the three months ended April 30, 1995 to $1,848,000 for the three months ended April 30, 1996. Interest incurred and capitalized to communities under development also decreased from $2,016,000 for the three months ended April 30, 1995 to $ 1,848,000 for the three months ended April 30, 1996. The decreases in interest incurred, and interest incurred and capitalized, can be attributed to a combination of (1) a $351,000 decrease in interest paid on the senior notes outstanding, as well as a $19,000 decrease in the amortized finance costs associated with the original issuance of the senior notes; (2) a $67,000 increase in interest incurred in relation to Other Notes; and (3) capitalizing $135,000 of costs associated with the attainment of real estate loans used for acquisition, development and construction purposes; a practice
which did not begin until this three month reporting period.   Real
estate inventories increased slightly from $82,572,000 as of October 31, 1995 to $84,040,000 as of April 30, 1996, while total notes payable decreased from $60,925,000 as of October 31, 1995 to $59,962,000 as of April 30, 1995. Since the Company's total investment in properties under development has consistently exceeded the amount of total Company indebtedness, substantially all interest incurred has been allocated and capitalized to properties under development based on the relative investment in
each property.   Capitalized interest amortized to cost of housing
sales is based upon actual interest capitalized through the date of sale plus estimated future interest to be capitalized to the
project.   The amount of estimated future interest to be
capitalized is based upon Management's estimate of average future cash investment in the property and the expected absorption rate for the property.

Other income and expense was $50,000 and $(66,000) during the three months ended April 30, 1996 and 1995, respectively. This change is primarily attributable to the fact that in 1995, and not in the current period, the Company took a charge-off of an earnest money deposit on a parcel of land the Company elected not to purchase. The current year income was principally comprised of management fees charged to affiliates of the Company.

During the three months ending April 1996, the Company retired another $1,500,000 in senior notes that had earlier been purchased
by its President, Mr. James Previti.   Mr. Previti acquired these
notes, on behalf of the Company, on the open market at prevailing market prices from unaffiliated third parties. The Company paid Mr. Previti $1,020,000, for the notes, which represented his $998,000 cost of acquiring the notes, plus $22,000 in accrued interest through the date of purchase by the Company. After charging off $51,000 in unamortized issuance costs, the Company realized a net gain of $492,000 on this repurchase transaction (See Note 4 & 6 of the Notes To Consolidated Financial Statements for further information).


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND
APRIL 30, 1995:

Housing sales for the six months ended April 30, 1996 were $58.1 million, an increase of $3.7 million or 6.9% from the six months ended April 30, 1995, while per unit revenues increased only 0.8%, or $1,123 over that same six month period. The revenues in fiscal 1996 represent 425 closings at an average sales price of $136,714 while the revenues in fiscal 1995 represent 401 closings at an average sales price of $135,591. The increase in unit closings is attributable to the Company's concerted effort to sell as much of its inventory in its older communities, as quickly as possible. The increase in average sales price per unit continues to reflect a larger number of sales being generated at new communities having a much higher average selling price per unit. The increase in the change from period to period reflects the success the Company has had in reducing the number of its older communities which typically sold at much lower average sales prices.

Cost of housing sales for the six months ended April 30, 1996 were $48.3 million, a $947,000 or 1.9% decrease over the same six month period in fiscal 1995. On a per unit basis, the cost of housing, comparing the same six month periods, decreased more dramatically, dropping by $9,163, or 7.4%. Cost of housing sales as a percentage of housing sales decreased from 90.6% during the first six months of fiscal 1995 to 83.2% during the same period in fiscal 1996.
The reasons for the decrease in cost of housing sales as a percentage of housing sales during the six months ended April 30, 1996 are the same as those reasons discussed above, under the three months ended April 30, 1996.

Selling and marketing expenses were $6.6 million during the six months ended April 30, 1996, an increase of $1.1 million or 20.4% over the same period during fiscal 1995. Due to the higher sales volume in the six month period ended April 30, 1996 (as compared to the six month period ended April 30, 1995), on a per unit basis, the selling and marketing costs increased at a slightly lower rate of $1,851 or 13.6%. In addition, selling and marketing expenses, as a percentage of housing sales, was 11.3% during the six months ended April 30, 1996, as compared to 10.1% during the same period in the prior year. These increases are primarily attributable to the Company's use of increased sales incentives throughout this period to sell its remaining units in older community developments (primarily in Southern California), as quickly as possible, without significantly impacting the contribution margins of those units. Management believes that although this practice will negatively impact the contribution margins at those communities in which it is practiced, the cost savings in sales staff expenses, model maintenance, utilities, etc., realized through the earlier sell-out of those communities, will more than off-set the cost of the increased sales incentives.

General and administrative expense was $3,425,000 and $3,651,000 during the six month periods ended April 30, 1996 and 1995, respectively. The decrease can be attributed to a number of factors, including a variety of decreases in employee costs and office expenses resulting from on-going cost reduction programs implemented by management. In addition, throughout the Fourth Quarter of fiscal year 1995, and the First Quarter of fiscal year 1996, the Company carefully evaluated its operations and staffing needs, in relation to its business projections, and was able to further reduce the number of employees required to maintain and grow the business in keeping with that business plan. The Company intends to continue this evaluation process as a part of its on-going cost reduction plan, as well as monitoring methods by which it can become more efficient in the administration of the Company. The Company's goal remains that of closely monitoring its general and administrative expenses to ensure that those costs are incurred in the most efficient and cost effective manner as is possible.

Total interest incurred decreased from $4,188,000 for the six months ended April 30, 1995, to $3,760,000 for the six months ended April 30, 1996. Interest incurred and capitalized to communities under development decreased from $4,106,000 for the six months ended April 30, 1995 to $3,760,000 during the six months ended April 30, 1996. The decreases in interest incurred, and interest incurred and capitalized, can be attributed to the same factors described above in the analyzation of the three months ended April 30, 1996.

Other income and expense was $115,000 and $232,000 during the six month periods ended April 30, 1996 and 1995, respectively. The six month period ending April 30, 1995 included a $300,000 developer's fee relating to certain work some of the Company's employees performed in the parcelization and development of an apartment complex located in Galt, California (for more details, see note 4 to the consolidated financial statements contained in the Company's 10-Q for the period ending April 30, 1995) that was partially offset by the charge-off of the earnest money deposit on a parcel of land the Company elected not to purchase. The current year amount principally represents the reduction in management fees earned from affiliates which was discussed in the Company's 10-Q, for the period ending April 30, 1995.

During the first six months of the fiscal year 1996, the Company retired $5,315,000 of its own senior notes, $4,740,000 of which had previously been purchased by its President, Mr. James Previti. In retiring the notes held by Mr. Previti, the Company paid Mr. Previti $3,241,000, which represented his $3,087,000 cost of acquiring the notes, plus $ 154,000 in accrued interest from the date of the Company's repurchase and retirement of those notes. After charging-off $188,000 in unamortized issuance costs, the Company realized a net gain of $1,876,000 on its repurchase transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisitions. When liquidating inventory, the Company generates cash. When building inventory, the Company uses substantial amounts of cash which are generally obtained through borrowings, cash flow from operations or partners contributions to capital. During the six months ended April 30, 1996 , the Company increased its inventory by $1,468,000, and increased its accounts payable and accrued expenses by $221,000. These results provide evidence of the Company's success in monitoring and controlling the growth of the Company's expansion in each of its three divisions, and its success in controlling the costs it incurs in producing the homes it builds. During the six months ended April 30, 1996, the Company used $4,062,000 in cash from operations, while acquiring a total of 348 new lots at a cost of approximately $4.7 million.

As of April 30, 1996, the Company's principal sources of capital were from the sale of homes and from existing or future financing arrangements. As of April 30, 1996, the aggregate sales value of homes in escrow to be sold (backlog) totaled approximately $35.6 million. The Company currently has several credit facilities with financial institutions which cover existing indebtedness. Under its primary credit facility, the bank has authorized a borrowing limit of up to $20 million which can be used to fund land acquisitions, development and/or construction in communities which the bank pre-qualifies. As of April 30, 1996, the Company had $18.7 million in original loan commitments under this facility with outstanding balances of $5.5 million, and undisbursed loan proceeds
of $209,000.   Under another of its credit facilities, the lender
has approved a model home facility which allows the Company to finance its model homes on an individual unit basis, at a 78 % loan-to-value ratio, without any predefined maximum loan capacity. As of April 30, 1996, the outstanding principal balance was a fully disbursed $5.8 million. This lender also provided the Company with four other separate revolver facilities which on April 30, 1996, had a total committed limit of $12.9 million and an undisbursed principal amount of $4.1 million. These facilities are for
development and construction purposes.   As of April 30, 1996 , the
Company had three loans outstanding representing $5.9 million in original loan commitments under this facility with outstanding balances and undisbursed loan proceeds totaling $4.5 and $.3 million, respectively.

The Company also had a $3.0 million Acquisition and Development facility operating with another financial institution that was secured by one of its Arizona developments. This A&D facility had an undisbursed sum of $88,000 against a committed loan amount of $3 million and an outstanding balance of $1.5 million as of April 30, 1996. Finally, the Company had three other A&D facilities, all with one lender, that were secured by current land and development in the Company's Northern California division. Under these facilities, on April 30, 1996, the Company had an aggregate outstanding principal balance of $4.2 million against a committed sum of $7.5 million and undisbursed principal of $256,000.

The Indenture covering the senior notes includes several covenants and restrictions which could, in the future, have an impact on the Company's ability to obtain additional financing at favorable prices. These covenants include a limitation of $15 million in total recourse debt which the Company may incur unless, at the time the debt is incurred, and after giving effect thereto, (including those proceeds), the Company's "Coverage Ratio" , as defined in the Indenture, is at least 2.0 to 1.0, and the Company's "Debt-to-Equity Ratio", as defined in the Indenture, is no greater than 2.5 to 1.0. The Indenture also requires the Company to maintain a minimum net worth of $25 million. As of April 30, 1996, the Company's outstanding recourse debt was approximately $7.4 million. As of that same date, despite the fact that the Company had met both its net worth requirement and Debt-to-Equity ratio, it could not have sought "recourse" debt above the $15 million limit, due to the fact that it had not met its Coverage Ratio as of that same date. The Company does not believe this will not have a material affect upon its business operations, nor will it prevent the Company from incurring additional debt, as needed, on a non-recourse basis.

 The Company's principal capital requirements are for the construction of homes, the repayment and/or retirement of debt (including interest) as it comes due or can be repurchased at advantageous prices, and general and administrative costs. The Company also needs to continue to purchase new land on which it can construct homes. The amount of capital required for the construction of homes is variable depending on the Company's sales volume and the availability of favorable land transactions, and is generally replenished within a short period of time through proceeds from the sale of homes. Interest incurred on most of the

Company's secured debt is expected to be repaid through interest reserve amounts included in the unfunded loan commitments. Principal payments on debt secured by real estate are generally made as units are sold, and in most cases the anticipated closings should repay the loans prior to maturity. Interest on the senior notes is payable in semi-annual installments which, in the first six months of fiscal year 1996, totaled approximately $2.2 million. Based upon the retirement of the $4,346,000 of senior notes since the December 1995 payment, the Company anticipates its June 1996 semi-annual payment will be reduced to approximately $2.0 million. The Company will also continue to evaluate the appropriate time to retire all or part of the $3,900,000, currently held by Mr. Jim Previti, its President. This decision will, in part, be determined by the availability of sufficient cash to effect the repurchase, as well as the existence or foreseeablility of any losses in the sale of land that could be used to off-set the gain realized on the retirement of those senior notes.


  The Company believes that its current capital resources are sufficient to meet its capital requirements.

    PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings
   (a)	None

   Item 2.  Changes in Securities
   (a)	None

   Item 3.  Defaults upon Senior Securities
   (a)	Refer to note 5 of Notes to Consolidated Financial Statements.

   Item 4.  Submission of Matters to a Vote of Security Holders
   (a)	None

   Item 5.  Other Information
   (a)	None

   Item 6.  Exhibits and Reports on Form 8-K
   (a)	There are no exhibits attached to this report.
   (b)	The Company did not file any reports on Form 8-K during the
       period.

                           SIGNATURES

    	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          	THE FORECAST GROUP "Registered Tradename"L.P.

        			By:FORECAST "Registered Tradename"HOMES, INC.
           ---------------------------------------------
			 	               A California corporation
 					                 its General Partner


  May 31, 1996 	         			By:/s/  James P. Previti
      Date                       ------------------------------
				         	                      James P. Previti
               		   		                 President


                            By:/s/  James Toller
           				     	          -------------------------------
		 			                              James Toller
 	                                Principal Financial Officer



             By: FORECAST "Registered Tradename"CAPITAL CORPORATION

May 31, 1996                 By:/s/  James P. Previti
     Date     			 	             -----------------------------
							                              James P. Previti
							                                 President


            					            By:/s/  James Toller
 							                        ----------------------------
							                              James Toller
			                             Principal Financial Officer