Form 10-Q
period 1996-07-31
FORECAST GROUP LP
filed 1996-08-28
CIK 915350

FORM 10-Q



           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended July 31, 1996
		OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OR 1934

       For the transition period from     N/A

Commission File Number 33-72106

	  THE FORECAST GROUP "Registered Tradename" L.P.
     FORECAST"Registered Tradename" CAPITAL CORPORATION
   (Exact Name of Registrant as specified in its charter)

      	   California 				        	33-0582072
     		   California  			        	33-0582077
(State of Organization)(IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California    91730
(Address of principal executive offices)	               (Zip Code)
Registrant's telephone number,including area code:   (909) 987-7788

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Name of Each Exchange on Which Registered
11 3/8% Senior Notes Due 2000 					None

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

			YES   X    NO___

There was no voting stock held by non-affiliates of the Registrant at August 28, 1996.

At August 28, 1996,  Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

                THE FORECAST GROUP "Registered Tradename"
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                          (Amounts in 000's)

                                July 31,     October 31,
                                 1996           1995
                                ------          -----

 Assets
Cash and cash equivalents.....   $6,980        $8,090
Accounts receivable...........      611           665
Accounts and notes receivable,
 related parties..............    4,289         2,531
Real estate held for development
 and sale.....................   85,747        82,572
Property and equipment, net...    1,178         1,234
Other assets..................    2,502         2,185
                                  -----         -----
Total assets.................. $101,307       $97,277
                               ========       =======

 Liabilities and partners' equity
Accounts payable..............  $11,938         $9,584
Accounts payable,
 related parties..............      ---             36
Accrued expenses..............    2,484          3,498
 Notes payable:
   11 3/8 % Senior Notes due
     December 2000............   34,475         39,790
     Collateralized by real estate
       held for development
       and sale...............   26,540         21,117
     Other Notes Payable......      ---             18
                                 ------         ------
Total notes payable...........   61,015         60,925
                                 ------         ------
Total liabilities.............   75,437         74,043

Partners' equity                 26,634         23,998
Less capital notes receivable
 from partners................     (764)          (764)
                                 ------         ------
Total partners' equity........   25,870         23,234
                                 ------         ------
Total liabilities and
 partners' equity............. $101,307        $97,277
                               ========        =======

[FN]                     See accompanying notes.

         THE FORECAST GROUP "Registered Tradename", L.P.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
   For the nine and three months ended July 31, 1996 and 1995
                           (Unaudited)
                        (Amounts in 000's)


                               Nine Months ended   Three Months ended
                                    July 31             July 31
                                 1996      1995      1996        1995
                                 ----      ----      ----        ----

Housing sales..............   $97,006   $85,789   $38,903     $31,416

Cost of housing sales......    80,623    77,725    32,308      28,463

Selling & marketing expenses   10,382     8,099     3,802       2,632

General & admin. expenses..     5,291     5,590     1,866       1,939

Loss on Abandoned Land Options      3       139         3          22
                               ------    ------    ------       ------
Operating income (loss)....       707    (5,764)      924      (1,640)

Interest income............       187       148        56          47

Interest and fee expense...        --      (119)       --         (37)

Other income and expenses..        66       455       (49)        106
                                 ----      ----      -----       ----

Income/(Loss) before
  extraordinary gain ......       960     (5,280)      931      (1,524)

Extraordinary gain on debt extinguishment.
(Note 6)...................     1,876      1,971       --          --
                                -----      -----      ----      ------
Net Income/(Loss).........     $2,836    $(3,309)     $931     $(1,524)
                               ======    =======      =====    ========

Partners' Equity at
  Beginning of Period.....    $23,998    $27,786    $25,903     $26,001

Capital Contribution/(Distribution)
 ..........................       (200)     1,299       (200)      1,299

Net Income/(Loss) this Period
 ..........................      2,836     (3,309)       931      (1,524)
                                -----      -----       ----       -----
       Subtotal...........     26,634     25,776     26,634      25,776
Less:  Capital Notes Receivable
       from Partners......       (764)      (764)      (764)       (764)
                                -----      -----      -----       -----
Partners' Equity at
  End of Period..........     $25,870    $25,012    $25,870     $25,012
                              =======    =======    =======     =======

[FN]                       See accompanying notes.

              THE FORECAST GROUP" Registered Tradename", L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended July 31, 1996 and 1995
                           (Unaudited)
                       (Amounts in 000's)


                                         1996            1995
                                         ----            ----

 Operating activities
Net Income/(Loss)................       $2,836         $(3,309)
 Adjustments to reconcile net
    income/(loss) to net cash
    used in operating activities:
  Extraordinary Gain on Extinguishment
    of Senior Notes..............       (1,876)         (1,971)
  Depreciation and amortization..          202             167
  Loss (Gain) on sale of
    property and  equipment......            5              69
 Changes in operating assets and liabilities:
  (Increase) decrease in
    accounts receivable..........           54              469
  (Increase)/Decrease in accounts and
    notes receivable, related parties   (1,958)             117
  (Increase)/Decrease  in
    real estate inventory........       (3,175)            (140)
  (Increase)/Decrease  in other assets    (505)             127
   Increase (decrease) in accounts
    payable and accrued expenses.        1,304           (3,876)
   Increase (decrease) in
    Other Liabilities............           --               50
                                         -----            -----
Net cash used in operating activities   (3,113)           (8,297)

 Investing activities
Additions to property and equipment       (154)             (269)
Proceeds from sale of
    property and equipment........           3                22
                                           ---               ---
Net cash used in investing activities     (151)             (247)

 Financing activities
Retirement of 11 3/8% Senior Notes
    due 2000......................      (3,251)           (4,208)
Borrowings on notes payable
    collateralized by real estate.      51,932            25,528
Borrowings on notes payable,
    related parties...............       2,221             1,594
Repayments of notes payable.......     (46,527)          (21,387)
Repayments of notes payable,
    related parties...............      (2,221)           (1,816)
                                        ------             -----

Net cash provided by
    financing activities..........       2,154               289
                                         -----              ----
Decrease in cash and cash equivalents   (1,110)           (8,833)
Cash and cash equivalents
    at beginning of year..........       8,090            13,252
                                         -----            ------
Cash and cash equivalents at July 31    $6,980            $4,419
                                        ======            ======

[FN]                       See accompanying notes.

             THE  FORECAST GROUP "Registered Tradename", L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


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

The results of operations for the three and nine months ended July 31, 1996 do not necessarily indicate the results that can be expected for the full fiscal year.

The results of operations for the three and nine months ended July 31, 1996, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the following factors in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole. Some of the risks a prudent investor should review are:

Macroeconomic Conditions; Interest Rates; Mortgage Financing

The residential real estate development and home building industry is cyclical and highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and operating capital, interest rates and demand for housing. In addition to the impact of national macroeconomic conditions, the Company is also subject to the particular economic conditions of the specific markets in which it operates.

Housing demand is particularly sensitive to changes in interest rates. If mortgage interest rates increase, the corresponding affect those increases have upon a prospective buyers' ability to qualify and obtain affordable financing for their home purchase, can have an adverse effect upon the Company's sales, gross margins and net income. In addition, the availability of FHA and VA mortgage financing is an important factor in the Company's ability to market a majority of its homes. Therefore, any restrictions or limitations on the availability of such financing could have an adverse impact upon the Company's sales, gross margins and net income.

Variability of Results

Historically, the Company has experienced variability in its level of home sales from quarter-to-quarter, with the third and fourth quarters (May through October) traditionally producing the highest level of sales and percentage of revenues. The Company expects this trend to continue. In addition to seasonal variability, the Company's results may vary from period to period from, among other things, the timing of the Company's sales and marketing efforts, weather, delays in the receipt of regulatory approvals, the availability of finished lots, and the fluctuations in mortgage interest rates.

Home Building Industry Risks; Governmental Regulation

The Company is subject to certain risks associated with the home building industry, including among other things, increased costs resulting from unanticipated weather conditions and shortages of labor and/or construction materials. The Company is also subject to risks associated with changes in governmental regulations, including increases in real estate taxes and other fees, and local, state and federal statutes, ordinances, rules and regulations which can or may affect land use and building designs, each of which could delay development of new homes, thereby increasing the Company's costs to build those homes. The Company is also subject to zoning regulations that may restrict the density of any particular community, and to assessments imposed by governmental entities to defray their costs of providing certain services to developing areas. Furthermore, environmental laws may delay development of specific communities, or lead to the Company incurring additional costs to mitigate an environmental danger or to bring the development into compliance with the regulatory rules relating to the specific environmental concern. Any of these events would have an adverse economic effect upon the sales and revenues of the Company.

Competition

The residential real estate development and home building industries are highly competitive, with developers and home builders competing for desirable land, financing, raw materials and skilled labor. As such, the Company competes with national, regional and local builders, many of whom have greater financial resources than the Company, which could result in the Company losing certain land and/or sales opportunities to its competitors, thereby reducing anticipated sales, revenues and net income.


2.  Real Estate Held for Development and Sale and Related Notes Payable

Real estate held for development and sale and related notes payable consist of the following:

(Amounts in 000's)                             July 31, 1996
                                   Real Estate Held       Notes Payable
                                   ----------------       -------------
Land held for development and sale     $13,217                $1,679
Residential projects in process         64,880                19,050
Model homes                              7,650                 5,811
                                       -------                ------
                                       $85,747               $26,540
                                       =======               =======

                                              October 31, 1995
                                   Real Estate Held       Notes Payable
                                   ----------------       -------------
Land held for development and sale     $13,029                $1,679
Residential projects in process         62,486                16,226
Model homes                              7,057                 3,212
                                       -------                ------
Total                                  $82,572               $21,117
                                       =======               =======

3.  Interest Expense

The following summarizes the components of interest expense incurred,
capitalized, expensed	and paid:

(Amounts in 000's)        FOR NINE MONTHS ENDED  FOR THREE MONTHS ENDED
                                 JULY 31,                 JULY 31,
                             1996       1995         1996       1995
                             ----       ----         ----       ----
Interest incurred and
   expensed..............     --         $119         --          $37
Interest incurred and
   capitalized...........   $5,591     $6,095       $1,831     $1,989
                            ------     ------       ------     ------
TOTAL INTEREST INCURRED     $5,591     $6,214       $1,831     $2,026
                            ======     ======       ======     ======

Capitalized interest amortized to
   cost of housing sales.   $4,802     $3,450       $1,977     $1,271
Interest paid............   $6,798     $7,696       $2,829     $3,187

4.   Transactions With Affiliates

In January of 1995, and again in June of 1996, the board of directors of Forecast "Registered Tradname" Homes, Inc., resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. Previti in acquiring the Company's senior notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the board of directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources and felt it best suited the business interests of the Company to repurchase those same notes. Through Mr. Previti's acquisition of the notes, the Company determined it would be able to achieve the following favorable benefits: (1) preventing an immediate reduction in the Company's cash flow during a traditionally slow unit closing period, without losing the opportunity to repurchase those notes at favorable market prices; and (2) affording the Company the opportunity to use its available financing vehicles for the continued operation of the Company, rather than the repurchase of notes, thus avoiding incurring additional debt which may have caused the Company to be out of compliance with certain covenants contained within the Indenture. Acting upon this authorization, Mr. Previti did acquire $3,790,000 of senior notes that were carried over from prior periods.
These senior notes were held, either in Mr. Previti's own account or on margin. In addition, Mr. Previti acquired another $6,350,000 in face value of senior notes, on margin, throughout the nine month period ended July 31, 1996, for a purchase price of $4,157,000, plus accrued interest. As of July 31, 1996, the Company had re-purchased
$4,740,000 of the aggregate $10,140,000 of these notes from Mr.
Previti and retired them.


The purchase price paid by the Company, for the notes held by Mr. Previti throughout the first nine months, was $2,920,000, plus accrued interest of $321,000. During the first nine months ending July 31, 1996, the Company also purchased and retired another $575,000 of senior notes, on its own account, at a price of $331,000, plus accrued interest of $6,800. Due to the benefits of acquiring senior notes on margin, and the securities company's policy against setting up margin accounts for entities like the Company, the Company asked Mr. Previti to purchase $6,350,000 of the senior notes on margin, and did advance $2,211,000 for Mr. Previti to in fact acquire those senior notes in this nine month reporting period. To ensure repayment of these sums, Mr. Previti executed two separate notes, in favor of the Company, that are secured by Mr. Previti's interest in the notes the funds were lent to purchase. Both notes are due and payable, on or before October 31, 1996. One note is in the amount of $561,000 and bears interest at the rate of 10.0% per year. The other note is in the amount of $1,650,000 and bears interest at the rate of 12.0% per year.

In the future, the Company may acquire additional notes on the open market through either its own account or Mr. Previti, so long as the discount at which those notes are acquired is deemed to be favorable to the Company. As of July 31, 1996, Mr. Previti still owned, either directly or through a beneficial interest, $5,400,000 in face value of notes which were acquired on December 12, 1994, March 12, 1996 and July
15, 1996,  at a substantial discount from their face value.   If the
Company elects to repurchase these notes, it will be obligated to pay Mr. Previti his cost basis, plus accrued interest.

The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.
Furthermore, each transaction was reviewed and approved in keeping with the specific terms of the Indenture relating to the selling and issuance of the notes.

In addition, during the three month period ending July 31, 1996, the Company made a capital distribution to a partner of a note receivable from an affiliate.


5.  11 3/8% Senior Notes Due December 2000

In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. As of July 31, 1996, the Company had retired a total of $15,525,000 of the senior notes, leaving $34,475,000 of senior notes still outstanding.

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

For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth covenant. Therefore, January 31, 1996 became a Trigger Date for the Company, requiring a Net Worth Offer. However, despite this event, the Company had already repurchased or redeemed a sufficient amount of Senior Notes to meet any repurchase obligations resulting from the first Trigger Date. As of April 30, 1996 and July 31, 1996, the Company's net worth was again above the $25 million threshold, preventing the occurrence of a Trigger Date at any time prior to January 31, 1997. Furthermore, because the Company had retired over $15 million of Senior Notes as of July 31, 1996, it believes that even were the Company not to meet its minimum net worth (something the Company's management does not presently, or in the foreseeable future, believe will occur due to the anticipated levels of income from operations and the retirement of Senior Notes), it has sufficient repurchase reserves to off-set at least another two Trigger Dates, without having to actually make a Net Worth Offer. In addition, while there can be no assurances, the Company's management does not presently believe its net worth will drop below the $25 million level at any time in the foreseeable future.


6.  Extraordinary Item

During the nine months ended July 31, 1996, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,315,000. The Senior Notes purchased from Mr. Jim Previti (the Company's President) during the nine month period ended July 31, 1996, were acquired at his cost (plus accrued interest as of the repurchase date), for a total expenditure of $3,241,000 over the nine month period. No notes were acquired from Mr. Previti during the three month period ending as of July 31, 1996. Net of allocable issuance costs, the resultant income of $1,876,000 was reported as extraordinary gains in the Company's financial statements for the nine month period ending on July 31, 1996.

           FORECAST "Registered Tradename" CAPITAL CORPORATION
                          BALANCE SHEET
              as of July 31, 1996 and October 31, 1995
                           (Unaudited)

                                 July 31, 1996     October 31, 1995
                                  (unaudited)
                                 -------------     ----------------
    ASSETS
Cash........................        $  --              $  100
                                    ------             ------
  Total Assets..............        $  --              $  100
                                    ======             ======

LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable............        $  300             $  --
Accounts Payable, related parties    1,800                700
                                    ------             ------
  Total Liabilities.........        $2,100             $  700

Shareholder's Equity
  Common Stock, $1.00 par value:  Authorized
    Shares - 10,000; Issued and Outstanding
    Shares - 2,500..........         2,500              2,500
  Accumulated Deficit.......        (4,600)            (3,100)
                                    ------             ------
Total Shareholders' Equity/(Deficit)(2,100)             ( 600)
                                    ======             ======
TOTAL LIABILITIES AND SHAREHOLDER'S
   EQUITY/(DEFICIT).........        $  ---             $  100
                                    ======             ======

[FN]           See accompanying notes to Financial Statements.

           FORECAST "Registered Tradename" CAPITAL CORPORATION
            STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
                               (Unaudited)
                  For The Nine Months Ended  For The Three Months Ended
                            July 31,                   July 31,
                        1996        1995           1996        1995
                        ----        ----           ----        ----
General & Administrative
  Expense...........    $700        $200           $700        $200
Income Tax Expense..     800         800            ---         ---
                        ----        ----           ----        ----
Net Loss............  (1,500)     (1,000)          (700)       (200)
                      ======      ======          =====       =====

Shareholder's Equity/Deficit at
  Beginning of Period  ($600)       $400        ($1,400)      ($400)
Net Loss this Period  (1,500)     (1,000)          (700)       (200)
                       -----       -----          -----        -----
Shareholders' Equity/Deficit at
  End of Period..... ($2,100)      ($600)       ($2,100)      ($600)
                     =======      ======        =======       =====

[FN]           See accompanying notes to Financial Statements.

              FORECAST "Registered Tradename" CAPITAL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


1.  Basis of Presentation

Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The only activity for both the three and nine month periods ended July 31, 1996, was the General and Administrative Expense relating to the performance of tax related accounting services for the Company by an outside accounting firm, and an Income Tax expense of $800 that was paid in the three month period ended April 30, 1996. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename" L.P., a California limited partnership that is engaged in the residential real estate development business.

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

The results of operations for the nine months ended July 31, 1996 do not necessarily indicate the results that can be expected for the full fiscal year.


2.  Income Taxes

The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

              THE FORECAST GROUP "Registered Tradename", L.P.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:


($'s in 000's)                    Percentage of       Percentage of
                                  Housing Sales       Housing Sales
                               For the nine months For the three months
                                      ended                ended
                                     July 31,             July 31,
                                  1996     1995       1996     1995
                                  ----     ----       ----     ----

Housing sales.................   100.0%   100.0%     100.0%   100.0%
Cost of housing sales.........    83.1%    90.6%      83.1%    90.6%
                                 -----    -----      -----    -----
Gross profit..................    16.9%     9.4%      16.9%     9.4%

Selling and marketing costs...    10.7%     9.4%       9.8%     8.4%
General and administrative costs   5.5%     6.5%       4.8%     6.1%
Loss on Abandoned Land Options     ---      0.2%       ---      0.1%
                                  ----     ----       ----     ----
Operating Income/(Loss).......     0.7%    (6.7%)      2.3%    (5.2%)
                                 =====     =====      =====    =====

Number of  homes closed.......     701       625       276       224
Number of  homes sold.........     751       718       247       250
Backlog.......................                         248       248
Aggregate value of backlog....                       $33,707   $32,200


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months ended July 31, 1996 and July
31, 1995:

Housing sales for the three months ended July 31, 1996 were $38.9 million, an increase of $7.5 million or 23.8% from the three months ended July 31, 1995. The revenues in fiscal 1996 represent 276 closings at an average sales price of $140,953 while the revenues in fiscal 1995 represent 224 unit closings at an average sales price of $140,252. The increase in unit closings is attributable to a combination of the Company's concerted effort to sell as much of its inventory in its older communities, as quickly as possible, and the increased level of closings in some of the Company's newer communities as a percentage of the overall closings which are attributable to the home buying public's acceptance of the Company's product and design. The slight increase in average sales price per unit is primarily a function of a difference in the mix of units sold, rather than any increase in the price of the units themselves.

Cost of housing sales increased by $3.8 million, or 13.5%, for the three months ended July 31, 1996, as compared to the three months ended July 31, 1995, as a result of the increase in sales over that period. In addition, the cost of housing sales as a percentage of sales revenues decreased from 90.6% for the three months ended July 31, 1995, to 83.1% for the three months ended July 31, 1996. The reason for this reduction is attributable to three separate factors: (1) the continuing efforts of the Company to reduce its construction costs through direct dialogue with its sub-contractors; (2) the unit closings for the three months ended July 31, 1996 containing a larger percentage of high margin units than existed for the three month period ended July 31, 1995; and (3) the increased profit margins realized in some communities during the three months ended July 31, 1996, which stem from the Company's application of FASB 121 in the fourth quarter of fiscal year 1995. It should also be noted that, in general, the Company's cost of housing sales as a percentage of housing sales is subject to significant fluctuations between each of the Company's current communities. The reason for this variation is solely attributable to differences in construction costs per square foot and the cost of improved lots at each community. Differences in construction costs per square foot result from variations in product designs and specifications, local building code requirements and the relative cost of labor.

Selling and marketing expenses were $3.8 million during the three months ended July 31, 1996, an increase of $1.2 million over the same period during fiscal 1995, and an increase of $2,025 or 17.2% per unit closed over the same period during fiscal 1995. In addition, the selling and marketing expenses, as a percentage of housing sales, increased 0.9% during the three months ended July 31, 1996, as compared to the same period in the prior year. These increases are primarily the result of the larger number of unit closings in the three months ended July 31, 1996 (as compared to the three months ended July 31, 1995), with the remaining portion of the increase being attributable to the Company's conscious effort to utilize slightly higher incentives as a marketing tool to quickly sell some of its units in older communities having weakened profit margins.

General and administrative expenses were $1.87 million and $1.94 million during the three months ended July 31, 1996 and 1995, respectively. The $73,000 or 3.8% decrease can be attributed to a number of factors, including a variety of decreases in employee costs and office expenses resulting from on-going cost reduction programs implemented by management. In addition, throughout the current fiscal year, the Company has continued to carefully evaluate its operations and staffing needs, in relation to its business projections, and was able to further reduce the number of employees required to maintain and grow the business in keeping with that business plan. The Company intends to continue this evaluation process as a part of its on-going cost reduction plan, as well as monitoring methods by which it can become more efficient in the administration of the Company. The Company's goal remains that of closely monitoring its general and administrative expenses to ensure that those costs are incurred in the most efficient and cost effective manner as is possible.

Interest income increased by $9,000, or 19.2%, during the three months ended July 31, 1996, due to higher average cash balances invested in interest bearing accounts in the current period.

Total interest incurred decreased $195,000, from $2.0 million for the three months ended July 31, 1995 to $1.8 million for the three months ended July 31, 1996. Conversely, the capitalized interest amortized to cost of housing sales increased $706,000, from $1.3 million for the three months ended July 31, 1995 to $2.0 million for the three months ended July 31, 1996. The decreases in interest incurred, and interest incurred and capitalized, can be attributed to a combination of (1) a $282,000 decrease in interest paid on the senior notes outstanding, as well as a $16,000 decrease in the amortized finance costs associated with the original issuance of the senior notes; and (2) an increase of $171,000 in costs capitalized that are associated with the attainment of real estate related loans used for acquisition, development and construction purposes.

Since the Company's total investment in properties under development has consistently exceeded the amount of total Company indebtedness, substantially all interest incurred has been allocated and capitalized to properties under development based on the relative investment in each property. Capitalized interest amortized to cost of housing sales is based upon actual interest capitalized through the date of sale plus
estimated future interest to be capitalized to the project.   The
amount of estimated future interest to be capitalized is based upon Management's estimate of average future cash investment in the property and the expected absorption rate for each community.

Other income and expenses were ($49,000) and $106,000 during the three months ended July 31, 1996 and 1995, respectively. This variance of $155,000 is primarily attributable to the write-off of costs related to the computer conversion to the J.D.Edwards system.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended July 31, 1996 and
July 31, 1995:


Housing sales for the nine months ended July 31, 1996 were $97.0 million, an increase of $11.2 million or 13.1% from the nine months ended July 31, 1995, while per unit revenues increased only 0.8%, or $1,121 over that same nine month period. The revenues in fiscal 1996 represent 701 closings at an average sales price of $138,383 while the revenues in fiscal 1995 represent 625 closings at an average sales price of $137,262. The increase in unit closings is attributable to the Company's concerted effort to sell as much of its inventory in its older communities, as quickly as possible, and the increased level of closings in some of the Company's newer communities as a percentage of the overall closings which are attributable to the home buying public's acceptance of the Company's product and design. The increase in average sales price per unit continues to reflect a larger number of sales being generated in newer communities having a higher average selling price per unit. The increase in the change from period to period reflects the success the Company has had in reducing the number of its older communities which typically sold at lower average sales prices.

Cost of housing sales for the nine months ended July 31, 1996 were $80.6 million, a $2.9 million or 3.7% increase over the same nine month period in fiscal 1995. On a per unit basis, the cost of housing, comparing the same nine month periods, decreased more dramatically, dropping by $9,346, or 7.5%. Cost of housing sales as a percentage of housing sales decreased from 90.6% during the first nine months of
fiscal 1995 to 83.1% during the same period in fiscal 1996.   The
reasons for the decrease in cost of sales as a percentage of housing sales during the nine months ended July 31, 1996 are the same as those reasons discussed above, under the three months ended July 31, 1996.

Selling and marketing expenses were $10.4 million during the nine months ended July 31, 1996, an increase of $2.3 million or 28.1% over the same period during fiscal 1995. Due to the higher sales volume in the nine month period ended July 31, 1996 (as compared to the nine month period ended July 31, 1995), on a per unit basis, the selling and marketing costs increased at a slightly lower rate (as compared to volume) of $1,852 or 14.3%. In addition, selling and marketing expenses, as a percentage of housing sales, was 10.7% during the nine months ended July 31, 1996, as compared to 9.4% during the same period in the prior year. These increases are primarily attributable to the Company's use of increased sales incentives throughout this period to sell its remaining units in older community developments (primarily in Southern California), as quickly as possible, without significantly impacting the contribution margins of those units. Management believes that although this practice will negatively impact the contribution margins at those communities in which it is practiced, the cost savings in sales staff expenses, model maintenance, utilities, etc., realized through the earlier sell-out of those communities, will more than off-set the cost of the increased sales incentives.

General and administrative expenses were $5.3 million and $5.6 million during the nine month periods ended July 31, 1996 and 1995, respectively. The decrease can be attributed to a number of factors, including a variety of decreases in employee costs and office expenses resulting from on-going cost reduction programs implemented by management. In addition, throughout the current fiscal year, the Company has continued to carefully evaluate its operations and staffing needs, in relation to its business projections, and was able to further reduce the number of employees required to maintain and grow the business in keeping with that business plan. The Company intends to continue this evaluation process as a part of its on-going cost reduction plan, as well as monitoring methods by which it can become more efficient in the administration of the Company. The Company's goal remains that of closely monitoring its general and administrative expenses to ensure that those costs are incurred in the most efficient and cost effective manner as is possible.

Total interest incurred decreased 10.0% , or $623,000, from $6.2 million for the nine months ended July 31, 1995, to $5.6 million for the nine months ended July 31, 1996. Conversely, capitalized interest amortized to cost of housing sales increased from $3.5 million for the nine months ended July 31, 1995 to $4.8 million during the nine months ended July 31, 1996. The noted decrease and increase can be attributed to the same factors described above in the analyzation of the three months ended July 31, 1996.

Other income and expenses were $66,000 and $455,000 during the nine month periods ended July 31, 1996 and 1995, respectively. The nine month period ending July 31, 1995 included a $300,000 developer's fee relating to certain work some of the Company's employees performed in the parcelization and development of an apartment complex located in Galt, California (for more details, see note 4 to the consolidated financial statements contained in the Company's 10-Q for the period ending April 30, 1995). The current year reflects a variance that is primarily attributable to the write-off of costs related to the Company's computer conversion to the J.D. Edwards system.

During the first nine months of the fiscal year 1996, the Company retired $5,315,000 of its own senior notes, $4,740,000 of which had previously been purchased by its President, Mr. James Previti. In retiring the notes held by Mr. Previti, the Company paid Mr. Previti $3,241,000, which represented his $3,087,000 cost of acquiring the notes, plus $154,000 in accrued interest from the date of the Company's repurchase and retirement of those notes. After charging-off $188,000 in unamortized issuance costs, the Company realized a net gain of $1,876,000 on its repurchase transaction.

Liquidity and Capital Resources

The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisitions. When liquidating inventory, the Company generates cash. When building inventory, the Company uses substantial amounts of cash which are generally obtained through borrowings, cash flow from operations or partners contributions to capital. During the nine months ended July 31, 1996 , the Company increased its inventory by $3,175,000, and increased its accounts payable and accrued expenses by $1,304,000. These results provide evidence of the Company's success in monitoring and continuing the growth of the Company's expansion in each of its three divisions, as well as its success in controlling the costs it incurs in producing the homes it builds. During the nine months ended July 31, 1996, the Company used $3,113,000 in cash from operations, while acquiring a total of 511 new lots at a cost of approximately $8.1 million. The majority of the acquisition costs incurred during the nine month period ending July 31, 1996, were obtained through a variety of borrowings, principally through Tokai Bank of California, Housing Capital Corporation and Construction Lending Corporation of America.

As of July 31, 1996, the Company's principal sources of capital were from the sale of homes and from existing or future financing arrangements. As of July 31, 1996, the aggregate sales value of homes in escrow to be sold (backlog) totaled approximately $33.7 million.
The Company currently has several credit facilities with financial institutions which cover existing indebtedness. Under its primary credit facility, the bank has authorized borrowings which can be used to fund land acquisitions, development and/or construction expenditures in communities which the bank pre-qualifies. As of July 31, 1996, the Company had $21.2 million in original loan commitments under this facility with outstanding balances of $4.9 million, and undisbursed
loan proceeds of $4.8 million.   Under another of its credit
facilities, the lender has approved a model home facility which allows the Company to finance its model homes, on an individual unit basis, at a 78 % loan-to-value ratio, without any predefined maximum loan
capacity.   As of July 31, 1996, the outstanding principal balance
against this facility was a fully disbursed $5.8 million. This lender also provided the Company with five other separate project specific facilities, which on July 31, 1996, had a total committed limit of $17.0 million, an outstanding principal balance of $5.4 million, and an undisbursed principal amount of $10.7 million. These facilities are for both development and construction purposes.

The Company also had a $4.0 million Acquisition and Development facility operating with another lender that was secured by one of its Arizona developments. On July 31, 1996, this A&D facility was fully disbursed and had an outstanding balance of $1.9 million. Finally, the Company had four other loan facilities, all with one lender, that were secured by current land and development in the Company's Northern California division. Under these facilities, on July 31, 1996, the Company had an aggregate outstanding principal balance of $3.6 million against a committed sum of $10.5 million and undisbursed principal of $2.5 million.

The Indenture covering the senior notes includes several covenants and restrictions which could, in the future, have an impact on the Company's ability to obtain additional financing at favorable prices. These covenants include a limitation of $15 million in total recourse debt which the Company may incur unless, at the time the debt is incurred, and after giving effect thereto, (including those proceeds), the Company's "Coverage Ratio" , as defined in the Indenture, is at least 2.0 to 1.0, and the Company's "Debt-to-Equity Ratio", as defined in the Indenture, is no greater than 2.5 to 1.0. The Indenture also requires the Company to maintain a minimum net worth of $25 million.
As of July 31, 1996, the Company's outstanding recourse debt was approximately $6.8 million, or $8.2 million less than the maximum recourse limit allowed by the Company's Indenture. Therefore, had the Company sought more than $8.2 million of additional "recourse" debt, it would not have been able to obtain it due to the fact that on July 31, 1996, the Company had not met the Coverage Ratio covenant contained within the Indenture. All other covenants had been met. Despite this fact, the Company does not believe this will have a material affect upon its business operations, nor will it prevent the Company from incurring additional debt, as needed, on a non-recourse basis.

The Company's principal capital requirements are for the construction of homes, the repayment and/or retirement of debt (including interest) as it comes due or can be repurchased at advantageous prices, and general and administrative costs. The Company also needs to continue to purchase new land on which it can construct homes in order to meet its current and future sales and closing projections. The amount of capital required for the construction of homes is variable depending on the Company's sales volume and the availability of favorable land transactions, and is generally replenished within a short period of time through proceeds from the sale of homes. Interest incurred on most of the Company's secured debt is expected to be repaid through interest reserve amounts included in the unfunded loan commitments. Principal payments on debt secured by real estate are generally made as units are sold, and in most cases the anticipated closings should repay the loans prior to maturity. Interest on the senior notes is payable in semi-annual installments which, in the first nine months of fiscal year 1996, totaled approximately $4.2 million. Based upon the retirement of the $4,346,000 of senior notes since the December 1995 payment, and without calculating any further retirement of senior notes by the Company, the Company anticipates its December 1996 semi-annual payment will be reduced to approximately $2.0 million. The Company will also continue to evaluate the appropriate time to retire all or part of the $5,400,000, currently held by Mr. Jim Previti, its President. This decision will, in part, be determined by the availability of sufficient cash to effect the repurchase, as well as the existence or foreseeablility of any losses in the sale of land that could be used to off-set the gain realized on the retirement of those senior notes.

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



				    THE FORECAST GROUP "Registered Tradename", L.P.
        ----------------------------------------------

				    By: FORECAST "Registered Tradename" HOMES, INC.
            -------------------------------------------
					       A California corporation
					       its General Partner



August 28, 1996                				By:
- ---------------                       -----------------------
     Date      		   		                  James P. Previti
					                                      President


                    					          By:
                                      -----------------------
					                                     James Toller
                        					      	Principal Financial Officer



			By: FORECAST "Registered Tradename" CAPITAL CORPORATION
       ---------------------------------------------------


August 28, 1996				                By:
- ---------------                       -----------------------
     Date     			 	                      James P. Previti
                                            President


                    					          By:
                                      -----------------------
					                                     James Toller
					                              	Principal Financial Officer

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				    THE FORECAST GROUP "Registered Tradename", L.P.
        -----------------------------------------------

				    By: FORECAST "Registered Tradename" HOMES, INC.
					       A California corporation
					       its General Partner

August 28, 1996                				By:  /s/ James P. Previti
- ---------------                       ---------------------------
     Date      		   		                      James P. Previti
					                                          President


                    					          By:  /s/ James Toller.
                                      ---------------------------
					                                       James Toller
					                                 Principal Financial Officer


			By: FORECAST "Registered Tradename" CAPITAL CORPORATION
       ----------------------------------------------------


August 28, 1996	                			By:  /s/ James P. Previti
- ---------------                       ---------------------------
     Date     			 	                         James P. Previti
					                                         President


                    					          By:  /s/ James Toller
                                      ---------------------------
					                                       James Toller
					                                 Principal Financial Officer