Form 10-K
period 1996-10-31
FORECAST GROUP LP
filed 1996-12-31
CIK 915350

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the year ended October 31, 1996

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OR 1934

                   For the transition period from     N/A

                     Commission File Number:   33-72106

        THE FORECAST GROUP" Registered Tradename", L.P.
    and FORECAST "Registered Tradename" CAPITAL CORPORATION
   (Exact Name of Registrants as specified in their charter)

     California                      33-0582072
     California                      33-0582077
(State of Organization) (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California 91730
(Address of principal executive offices)       (zip code)

Registrant's telephone number, including area code:
                 (909)  987-7788


Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                 11 3/8% Senior Notes Due 2000
Name of Each Exchange on Which Registered             None


Securities Registered Pursuant to Section 12(g) of the Act:

                              None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X      NO ____

There was no voting stock held by nonaffiliates of the Registrant at December 20, 1996.

At December 20, 1996, Forecast "Registered Tradename"
Capital Corporation had 2,500 shares of Common stock outstanding.

      The Forecast Group "Registered Tradename", L.P. and
      Forecast "Registered Tradename" Capital Corporation
                   Form 10-K Annual Report
              For the Year Ended October 31, 1996

PART I
Item 1    Business ...........................................
Item 2    Properties .........................................
Item 3    Legal Proceedings ..................................
Item 4    Submission of Matters to a Vote of Security Holders

PART II
Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters ...............................
Item 6    Selected Consolidated Financial Data ...............
Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of operations................
Item 8    Financial Statements and Supplementary Data ........
Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...............

PART III
Item 10   Directors and Executive Officers of the Registrant .
Item 11   Executive Compensation..............................
Item 12   Security Ownership of Certain Beneficial Owners and
           Management ........................................
Item 13   Certain Relationships and Related Transactions .....

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K .......................................


Financial Statements and Supplementary Data...................

                            PART I
                       ITEM I - BUSINESS


General

     The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") designs, constructs and markets single-family detached homes targeted at "entry-level" and "first time move-up" home buyers, and is a leading homebuilder (based on the number of homes closed) in the metropolitan areas of Southern California, Northern California and Phoenix, Arizona. Since 1971, the Company has built and closed sales of approximately 10,700 new homes, including 1,006 new homes during the fiscal year ended October 31, 1996.

Geographic Markets

     The Company presently conducts its homebuilding activities through three separate divisions. Initially, the Company's operations were concentrated in Southern California, primarily in regions known as the Inland Empire and Antelope Valley. The Inland Empire encompasses portions of Riverside and San Bernardino Counties and the Antelope Valley encompasses portions of northern Los Angeles County and southern Kern County. In 1995, the Southern California division expanded into northern San Diego County.

     In 1989, the Company diversified its operations into the Sacramento Valley area of Northern California and in 1992 further diversification took place through expansion into the Phoenix, Arizona metropolitan area. The Company's strategy of diversification into the Northern California and Arizona markets has resulted in additional home sales, closings and profits which have partially counteracted the decline experienced by the residential housing market of Southern California from 1990 through 1995. Geographic diversity provides greater balance to the Company's earnings and reduces the Company's exposure to potentially adverse economic conditions in any one geographic area.

   Forecast is a California limited partnership. Forecast's sole general partner is Forecast Homes, Inc., a California corporation ("FHI"), which is wholly owned by Mr. James P. Previti. Forecast Capital Corporation ("Capital") is a California corporation and a wholly-owned subsidiary of Forecast which was formed solely to facilitate the offering of 11 3/8% Senior Notes due in December 2000 (the "Offering"). The Offering was completed in February 1994 in the aggregate principal amount of $50,000,000. The Notes are the joint and several obligation of Forecast and Capital; however, Forecast received all net proceeds of the Offering.

Operating Strategy

     Key elements of the Company's operating strategy include the following:


1. Focus on Entry-Level Housing. The Company primarily builds affordable entry-level homes in markets with potentially high absorption rates. The Company's homes sell for approximately $84,990 to $244,990 and generally within FHA/VA maximum loan limits for the areas in which the Company operates. Some of the benefits of FHA/VA financing include smaller down payments, lower interest rates and guidelines which allow home purchasers to qualify for a loan when conventional financing would be unavailable. As a result, a majority of the Company's home buyers obtain FHA/VA financing. The Company targets buyers of entry-level homes because, among other reasons, (i) the depth of the market for new homes is greatest in the entry-level segment; (ii) first-time home buyers' purchase of a home from the Company is not dependent upon the sale of an existing home; and
(iii) entry-level homes best accommodate the use of efficient standardized production and construction methods.


2. Select Markets Anticipated to Have High Absorption Rates. The Company regularly conducts market research and demographic analyses of both its existing and potential markets to predict the likely absorption rates of affordable entry-level housing in those markets.


3. Purchase Entitled Land or Condition Land Purchases on Obtaining All Necessary Entitlements Before Closing Escrow on a
 Land Purchase. Management believes that purchasing entitled land at low prices is a key component to profitability for the Company. When desirable unentitled land is available for purchase, the Company conducts an investigation into the timing and likelihood of obtaining the necessary entitlements, and will often condition its purchase upon the receipt of such entitlements. As a consequence, the Company generally will not close escrow on unentitled land until the final entitlements have been received. This strategy allows the Company to begin selling and constructing homes quickly after closing land purchases, thus reducing the costs and risks associated with lengthy entitlement procedures.


4. Maintain an Inventory of Land Generally Expected to be Developed Within Two Years or Less. The Company generally maintains inventories of land expected to be developed within two years or less in an effort to match land costs with current market prices for finished homes. Whenever possible, the Company negotiates phased purchasing or "rolling options" to minimize its investment in land inventory and the associated carrying costs.


5. Require Home Buyers to Pre-Qualify Financially Prior to Approving a Sales Contract. Prior to entering into a sales contract with a prospective home buyer, the Company requires the mortgage company, typically its Rancho Mortgage "Registered Tradename" affiliate, to confirm that the home buyer has the apparent ability to qualify for the purchase of the home. Management believes this pre-sales qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.


6. Defer Construction of a Home Until After a Sales Contract Has Been Executed and a Deposit Has Been Received. In general, the Company does not commence construction of a home until after a sales contract has been signed and a deposit has been received. The Company limits the construction of speculative homes based, on the specific market conditions, in any single community. As a result, the vast majority of the Company's homes are delivered to homebuyers within a few days after construction is completed.


7.  Build a Standardized Product That Can be Constructed
Quickly, Efficiently and Cost Effectively. Each product line built by the Company has several different elevations and floorplans, but essentially consists of standardized features that allow relatively quick, cost effective construction. As a result of this approach, the Company's average construction time is less than 90 days. Each product line is periodically value engineered to identify potential cost savings.


8. Demand a Commitment to Quality. The Company acts as general contractor for each of its projects and requires its subcontractors and suppliers to use high quality, durable materials in the construction of its homes. The construction manager for each project is responsible for ensuring that each home meets the Company's standards for quality workmanship and materials. The Company measures product quality and customer satisfaction by conducting formal surveys with each homebuyer.


Summary of Residential Communities

The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single-family detached. As October 31, 1996, the Company owned 1,956 of the lots available for future home closings and had another 279 building lots under its control through land acquisition contracts.


-----------------------------------------------------------------
                 # of   Building Building   Total    Sales  Sales
                Active    Lots  Lots Under Building Backlog Price
             Communities Owned   Contract   Lots     as of  Range
                                         Available 10/31/96
                                    (1)               (2)     (3)
-----------------------------------------------------------------
So.  California   20      1,171     163    1,334    55   $84,990-
                                                          244,990

No.  California   11        481      62      543    21  $108,990-
                                                          213,990

Arizona            7        304      54      358    89   $95,990-
                                                          153,990
-----------------------------------------------------------------
Company Total     38      1,956     279    2,235   165
=================================================================

                               ____
  (1) Building lots under contract include lots the Company has the right to acquire under option provisions in certain acquisition contracts and there can be no assurance that the Company will actually acquire these lots.
  (2) Sales backlog refers to sales contracts that have not yet closed. There can be no assurance that closings of homes will occur.
  (3) Reflects base price, excluding any lot premiums and buyer selected options, which vary from project to project.


Land Acquisition

    In considering the purchase of land for the development of a new home community, the Company reviews such factors as proximity to existing developed areas; population growth patterns; availability and quality of existing public services such as water, gas, electricity, sewers and schools; employment growth rates; the perceived absorption rate for new housing; transportation availability and the estimated costs of development. Generally, if requisite governmental agency approvals have not been obtained, the Company enters into a conditional agreement to purchase a parcel of land, making only a nominal deposit on the property. The general policy of the Company is to complete a purchase of land only when it can reasonably project commencement of construction within a specified period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's being able to obtain all requisite approvals from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 200 homes.

Development and Construction

     The Company functions as the general contractor for the construction of its homes and communities. Virtually all construction work for the Company is performed by subcontractors. The Company's employees coordinate the construction of each community and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into only after competitive bidding. The Company is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.

Sales and Marketing

     The Company normally builds, decorates, furnishes and landscapes model homes for each community and maintains on-site sales offices. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but home buyers may select various other optional construction and design amenities.

     The Company sells virtually all of its homes through Company sales representatives, who typically work from sales offices in the model homes or from on-site trailers located in each subdivision. To a lesser extent, the Company also uses independent cooperative brokers to sell its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are provided information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans.

    The Company makes extensive use of advertising and other promotional activities, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located signage in the immediate areas of its communities. As the Company typically offers multiple communities within a single market area, it is able to utilize regional advertising that highlights all Company projects within the same market area.

Homeowner Warranty

      The Company provides homeowners with a limited one year warranty wherein the Company will correct deficiencies due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in the states in which the Company does business may grant rights to homebuyers in addition to those provided by the Company. California law establishes a ten-year period and Arizona an eight-year period during which a home buyer may seek redress for latent defects in the architectural design or actual construction of its new homes. The Company generally maintains reserves with respect to units previously sold for the purpose of covering future warranty expenditures.

Competition and Market Factors

       The homebuilding industry is highly competitive, with numerous other developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor. The Company competes with national, regional and local builders, many of whom have greater financial resources than the Company. Moreover, sales of homes and land by competitors at deeply discounted prices or with substantial customer incentives could have a material adverse effect on the Company. In terms of price, expertise and knowledge of local markets and the governmental permitting and approval processes, the Company believes it competes favorably in each of the geographic areas in which it operates.

      The homebuilding industry is cyclical and significantly affected by consumer confidence levels, interest rates, employment trends and other prevailing economic conditions. A variety of other factors affect the homebuilding industry and demand for new homes, including consumer preferences, demographic trends, availability of mortgage financing and costs associated with home ownership such as property taxes and homeowner association fees.


Government Regulation and Environmental Matters

     The housing industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. Such regulations affect homebuilding by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design, as well as the manner in which homebuilders, such as the Company, may conduct their sales activities and other dealings with their home buyers. In developing a community, the Company must obtain the approval of numerous governmental authorities regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television), and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable laws, may require additional approvals, or modifications of approvals previously obtained.

     Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's communities. As a result, the Company engages outside professional consultants to evaluate any land prior to its purchase by the Company. Although environmental laws have not had a material adverse effect on the Company to date, and management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on the Company, no assurance can be given that such laws will not have a material adverse effect on the Company's operations in the future. Employees

    As of October 31, 1996, the Company employed 159 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, some of the subcontractors and suppliers engaged by the Company are represented by labor unions or are subject to collective bargaining agreements. The Company believes that relations with its employees, subcontractors and suppliers are good.


ITEM 2 - PROPERTIES

     The principal executive offices of the Company are located at 10670 Civic Center Drive, Rancho Cucamonga, California 91730. The telephone number is (909) 987-7788.

     The Company leases approximately 15,500 square feet of office space for its corporate headquarters in Rancho Cucamonga and approximately 3,260 and 2,100 square feet of office space in Sacramento and Phoenix, respectively. The Company's corporate headquarters and Sacramento office are leased from affiliates of Mr. Previti. See "Item 13 - Certain Relationships and Related Transactions". Management believes the Company's existing offices are adequate for its present needs.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security of holders during the Company's fiscal year ended October 31, 1996.

                                 PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The registrant's common equity has not been registered pursuant to Section 12(b) of the Act and is not traded.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data (except operating and other data) are derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


-----------------------------------------------------------------------------
                                          Year Ended October 31
                               ----------------------------------------------
($'s in 000's)                 1996      1995       1994       1993      1992
________________________________________________________________________________
Operating Data:
--------------
 Homes Delivered:
  # of Homes Delivered         1,006       915        849      1,022       916
                             =======   =======    =======    =======   =======
  Avg Price of Homes Del.     $140.8    $139.4     $124.7     $120.7    $125.8
 Sales Backlog (1):
  # of Homes in Sales Backlog    165       200        155         56       175
                             =======   =======    =======    =======   =======
  Agg Value of Homes in Sales$22,659   $25,657    $20,530     $6,432   $21,302
    Backlog
  Avg Price of Homes in Sales $137.3    $128.3     $132.5     $114.9    $121.7
    Backlog

Statement of Operations Data:
 Homebuilding Revenues      $141,652  $127,538   $105,849   $123,339  $115,245
 Cost of Homes Sold          117,702   113,792     90,624    100,703    94,108
 Selling & Marketing Expenses 15,215    12,114      9,075      8,804     7,914
 G & A Expenses                7,006     7,508      8,032     10,172     9,870
 Provision for Losses on
  Real Estate Inventory            0     2,937      1,400          0         0
 Loss on Abandoned Land Options    3       139      1,125          0         0
------------------------------------------------------------------------------
Operating Income (Loss)        1,726   (8,952)    (4,407)      3,660     3,353
------------------------------------------------------------------------------
 Interest Income                 274       200        256        158       270
 Interest & Fee Expense  (2)       0       119        346      4,851     7,415
 Other Income                     14       472        609        257       509
------------------------------------------------------------------------------
Income/(Loss) before Income
 Taxes and Extraordinary Gain  2,014    (8,399)    (3,888)      (766)   (3,283)
------------------------------------------------------------------------------
 Income Tax Expense (Benefit)(3)   0         0          0        199     1,018
 Extraordinary Gain on Extinguishment
  of Senior Notes              1,876     3,312          0          0         0
------------------------------------------------------------------------------
 Net Income (Loss)            $3,890  ($5,087)   ($3,888)     ($975)  ($4,301)
==============================================================================


Balance Sheet Data:
------------------
 Real Estate Inventory        $80,760   $82,572    $93,573    $58,526   $62,668
 Total Assets                 102,186    97,241    113,926     79,897    80,830
 Debt                          60,195    60,925     72,163     33,088    41,094
Partners' Equity              $26,924   $23,234    $27,022    $30,910   $28,472

Other Data:
----------
 Gross Margin %                  16.9%     10.8%      14.4%      18.4%     18.3%
 EBITDA  (4)                  $11,329      $692   ($1,173)     $6,922    $6,995
 Interest Incurred  (5)        $7,884    $8,073     $5,764     $3,179    $3,875
 Coverage Ratio  (6)              1.4       0.1        n/a        2.2       1.8
Debt to Equity Ratio  (7)         2.2       2.6        2.7        1.1       1.4

                         -----------------------------------

     (1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.
     (2) Includes credit enhancement fees of $4,270,000 and $6,716,000 for the years ended October 31, 1993 and 1992 respectively. No credit enhancement fees were incurred for the years ended October 31, 1996, 1995 and 1994.
     (3) As a partnership, Forecast is not subject to U.S. federal and state income taxes for periods subsequent to the Reorganization. Pursuant to the Indenture, distributions for taxes may be made to partners in Forecast. See notes to consolidated financial statements.
     (4) "EBITDA" means earnings before interest (including previously capitalized interest included in cost of sales), income taxes, depreciation and amortization, and has been computed on a basis consistent with the terms of the Indenture. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.
     (5) Interest incurred includes all interest incurred during the respective period, whether expensed or capitalized, and has been computed on a basis consistent with the terms of the Indenture. Interest incurred excludes the credit enhancement fees described in footnote (2) above.
     (6) "Coverage Ratio" means the ratio of EBITDA to Interest Incurred as calculated in accordance with the definition of such term in the Indenture.
     (7)           "Debt to Equity Ratio" means the ratio of all
                  outstanding Debt to Net Worth (Partners' Equity) as calculated in accordance with the definition of such term in the Indenture.




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The Company's results of operations for any period are affected by a number of factors including the number of communities under construction, the length of the development cycle of its communities, product mix, weather, availability of financing, costs of materials and economic conditions in the areas in which the Company operates. Product mix (both product line and size of home) has a substantial effect on the average sales price of homes and gross margin from home sales because smaller homes generally have lower sales prices and gross margins than larger homes. The average sales price of homes from period to period fluctuates based on product line, home size, geographic mix and changes in the market price of housing.

     The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990 coinciding with the national recession. California entered the recession later than most other areas of the country. Since that time, economic conditions and real estate values in California, particularly in Southern California, have been relatively depressed in comparison to other areas of the U.S.

     The Company commenced a geographic diversification strategy in fiscal 1989 in order to reduce its dependence on the Southern California real estate market. The following table sets forth certain information by geographic region for the fiscal years 1996, 1995 and 1994.

                                For the Year Ended October 31
 ----------------------------------------------------------------------------

 ($'s in 000's)                      1996            1995           1994
 ----------------------------------------------------------------------------
Number of Homes Delivered:
-------------------------
 Southern California                  432             377            368
 Northern California                  280             305            328
 Arizona                              294             233            153
                                  -----------------------------------------
    Total                           1,006             915            849
                                  =========================================


Housing Sales:
-------------
 Southern California              $60,577         $50,962        $44,990
 Northern California               43,484          44,741         44,275
 Arizona                           37,590          31,835         16,584
                                  --------------------------------------
   Total                         $141,652        $127,538       $105,849
                                  ======================================

Gross Profit:
-----------
 Southern California              $10,420          $6,336         $5,565
 Northern California                6,304           5,416          6,872
 Arizona                            7,226           1,994          2,788
                                  --------------------------------------
   Total                          $23,950         $13,746        $15,225
                                  ======================================


Gross Profit Margin:
-----------------
 Southern California                17.2%           12.4%          12.4%
 Northern California                14.5%           12.1%          15.5%
 Arizona                            19.2%            6.3%          16.8%
                                  --------------------------------------
   Total                            16.9%           10.8%          14.4%
                                  ======================================




During the fiscal year ended October 31, 1996, the Company reported revenues of $141.7 million and net income of $3.9 million, which includes a $1.9 million extraordinary gain from the early retirement of a portion of the Company's Senior Notes. The operating results for fiscal 1996, while showing improvement over fiscal 1995, were negatively impacted by several significant factors: (1) the lingeringeffects of the recession in Southern California where the Company has historically derived a majority of its homes sales and (2) heightened competition in each of its three geographical markets which caused the Company to incur a greater cost for land, increased selling and marketing expenses and increased customer incentives and, in some cases, decreased sales prices. However, management believes that recent economic reports of increasing job formation and stabilizing interest rates are likely to boost consumer confidence and result in more potential homebuyers over the next few years.

Seasonality

     The Company's results of operations are highly seasonal.

The Company's annual operating cycle typically begins with fewer customer orders from October through December, followed by stronger orders from January through June and moderate orders from July through September. Since home deliveries typically follow customer orders by up to 120 days, the Company's revenues are usually lowest in the first and second quarters which parallel seasonally slow sales periods.

Backlog

     The Company's backlog at October 31, 1996 and 1995 was 165 homes with an aggregate sales value of $ 22.7 million, and 200 homes with an aggregate sales value of $25.7 million, respectively. Sales of the Company's homes are made pursuant to standard sales contracts generally entered into only after customers have been prequalified for financing of their selected home. The Company only recognizes revenue on homes covered by sales contracts when such sales are closed and title passes to the buyer. The period of time between the execution of a sales contract for a home and the closing generally varies from as little as one month to as long as three to four months depending on, among other things, the stage of the development on any single lot, and weather conditions.

Results of Operations

     A comparative summary of operating results for fiscal years
1996, 1995 and 1994 is presented in the following table:

 ($'s in 000's)                 For the Year Ended October 31
                              ---------------------------------
                               1996         1995          1994
                              ---------------------------------
Amounts as a Percentage of
Revenues:
-------------------------
 Homebuilding Revenues         100.0%       100.0%        100.0%
 Cost of Homes Sold             83.1%        89.2%         85.6%
                              --------     --------      -------
   Gross Profit                 16.9%        10.8%         14.4%
                              --------     --------      --------

Operating Expenses:
 Selling & Marketing Expenses   10.7%         9.5%          8.6%
 General & Administrative        4.9%         5.9%          7.6%
Expenses
 Provision for Impairment of     0.0%         2.3%          1.3%
Real Estate Inventory
 Loss on Abandoned Land Options  0.0%         0.1%          1.1%
                              --------     --------      --------
 Total Operating Expenses       15.7%        17.8%         18.5%
                              --------     --------      --------

Operating Income (Loss)          1.2%       (7.0%)        (4.2%)
                               =======      =======       =======


Average per Home Closed ($):
--------------------------
 Homebuilding Revenues        $140,807     $139,386      $124,675
 Cost of Homes Sold            117,000      124,363       106,742
                              --------     --------      --------
   Gross Profit                 23,807       15,023        17,933
                              --------     --------      --------

Operating Expenses:

 Selling & Marketing Expenses    15,124       13,239        10,689
 General & Administrative         6,964        8,205         9,461
Expenses
 Provision for Impairment of
   Real Estate Inventory              -        3,210         1,649
 Loss on Abandoned Land Options       3          152         1,325
                               --------     --------      --------
   Total Operating Expenses      22,091       24,807        23,124
                               --------     --------      --------
Operating Income (Loss)          $1,716     ($9,784)      ($5,191)
                                =======      =======       =======


Other Data:
----------
 Number of Homes Closed            1,006          915           849
 Number of Homes Sold                971          960           948
 Number of Homes in Sales Backlog    165          200           155
 Aggregate Value of Sales Backlog  $22.7        $25.7         $20.5
($ millions)




Fiscal 1996 Compared To Fiscal 1995

      Homebuilding revenues for the year ended October 1996 were $141.7 million, an increase of $14.2 million or 11% from the year ended October 1995 as the number of homes closed increased to 1,006 at an average sales price of $140,800 compared to 915 homes closed at an average sales price of $139,400 in the prior year.

      Cost of homes sold for the year ended October 1996 was $117.7 million, an increase of $3.9 million from the year ended October 1995. The increase generally corresponds with the greater closing volume;however, gross margins increased as percentage of housing revenues to 16.9% during fiscal 1996 from 10.8% during fiscal 1995. This increase over the prior year is generally attributable to the Company's improved land position as newer communities with more favorable land costs were being opened and a normal provision for warranty expense.

     General and administrative expenses were $7.0 million or 4.9% of revenues in fiscal 1996 down from $7.5 million or 5.9% of revenues during fiscal 1995 as a result of the Company's efforts to maintain overhead expenses at a level commensurate with homebuilding operations.

     Selling and marketing expenses increased to $15.2 million or 10.7% of homebuilding revenues for the year ended October 31, 1996, from $12.1 million or 9.5% for the year ended October 31,1995. The increased expense is attributable to both higher closing volumes and increased competition in the Company's markets which in turn required increased customer incentives.

     During the year ended October 1996, the Company repurchased a portion of its Senior Notes having a aggregate outstanding principal amount of $5,315,000. These repurchases resulted in an outstanding principal balance of $34,475,000 as of October 31, 1996 and an extraordinary gain of $1,876,000 being booked in fiscal year
1996. In 1995, the Company repurchased $10,210,000 of its Senior Notes resulting in an extraordinary gain of $3,312,000. No impairment loss was recorded in fiscal 1996, compared to a provision of $2,937,000 in fiscal 1995, as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Fiscal 1995 Compared To Fiscal 1994

     Homebuilding revenues for the year ended October 1995 were $127.5 million, an increase of $21.7 million or 20% from the year ended October 1994 as the number of homes closed increased to 915 homes closed at an average sales price of $139,400 compared to 849 homes closed at an average sales price of $124,700 in the prior year.

      Cost of homes sold for the year ended October 1995 was $113.8 million, an increase of $23.2 million from the year ended October
1994. The increase generally corresponds with the greater closing volume, however gross margins decreased as a percentage of housing revenues to 10.8% during fiscal 1995 from 14.4% during fiscal
1994. This decrease is generally attributable to the mix of units sold in lower margin communities during fiscal 1995. In comparing fiscal
1995 to fiscal 1994, the finance cost component increased to 4.2% of housing revenues from 2.1% and warranty costs increased to 1.5% of housing revenues from 0.6%. Results for the year ended October 31, 1995 includea provision for warranty costs of approximately $1.9 million. Approximately $1.2 million of this amount represents unusually high warranty costs incurred primarily on projects which have been completed and for product lines that have been discontinued. Management does not expect this level of warranty costs in future periods.

     Selling and marketing expenses increased to $12.1 million or 9.5% of homebuilding revenues from $9.1 millions or 8.6% in fiscal
1994. The increase generally corresponds with the Company's greater sales volume. To remain competitive and maintain its market share, the Company has increased selling and marketing expenses and increased customer incentives.

     General and administrative expenses were $7.5 million or 5.9% of revenues in fiscal 1995 down from $8.0 million or 7.6% of revenues during fiscal 1994. In absolute terms, the decrease in general and administrative expenses was $0.5 million but represented a reduction of 1.7% of revenues. During 1995, the Company reduced its staff by more than 10% as part of a concerted effort to reduce all overhead as a percentage of housing revenues. Additionally, the Company replaced its defined contribution retirement plan with a non-contributory 401(k) plan and implemented a number of other significant decreases in employee costs and office expenses.

     In the fourth quarter of fiscal 1995, the Company elected to early adopt the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of (Statement 121). Under Statement 121, if the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, an impairment loss must be recorded. During the fourth quarter of fiscal 1995, management prepared detailed projections of future undiscounted cash flows for all real estate projects where impairment indicators were present. Based upon that analysis, the Company concluded that six of those real estate developments were impaired, due primarily to deterioration of net selling prices and the rate of absorption. The resultant impairment loss recognized by the Company upon the adoption of Statement 121 in the fourth quarter of fiscal 1995 was $2,937,000.

     The process involved in the determination of future cash flows requires estimates as to future events and conditions. Such future events and conditions include economic, political and market conditions, the costs to complete development, as well as the availability of suitable financing to fund development and construction activities, and the repayments or refinancing of existing indebtedness. As the amount and timing of the realization of cash flows from the Company's real estate developments is dependent upon such future uncertain events and conditions, the ultimate realization may be materially different from amounts presently estimated in determining fair value.

     During the year ended October 1995, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $10,210,000 resulting in an extraordinary gain of $3,312,000.

Liquidity and Capital Resources

        The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy periods of time in advance of revenue realization. The Company generally finances its operations with secured borrowings from commercial banks, financial institutions and private investors, unsecured borrowings in the public market, and with available cashflow from operations.

     The Company has commitments for $25.5 million under several revolving credit facilities with commercial banks and financial institutions of which $9.0 million was outstanding at October
31,1996. In addition, the Company had community specific facilities to provide aggregate funding of $23.3 million of which $11.4 million was outstanding and $11.9 million is available to build out the respective communities. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $5.3 million was outstanding as of October 31, 1996. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company. The aggregate outstanding principal balance under the Company's credit facilities was $ 25.7 million as of October 31, 1996.

     In February 1994, the Company issued $50 million in Senior
Notes through a public debt offering, of which $34,475,000 were still outstanding on October 31, 1996. The notes are due in December
2000. Interest at the rate of 11 3/8% per annum is payable semiannually on June 15 and December 15 of each year.

     During the year ended October 1996, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,315,000 from Mr. Previti and in the open market. Net of allocable issuance costs, the resultant income of $1,876,000 is reported as an extraordinary gain in the Company's consolidated financial statements for the year ended October 31,1996.

       The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of October 31, 1995, the Company had not satisfied the net worth requirement, however, the minimum net worth was restored in fiscal 1996. See note 5 of notes to consolidated financial statements for further discussion regarding the net worth requirement.

       The Indenture covenants also limit total outstanding recourse debt to $15 million unless, at the time the recourse debt is incurred and after giving effect to the proceeds therefrom, certain threshold tests are met for interest coverage and debt to equity ratios, as defined in the Indenture. The Company did not meet those ratios as of October 31, 1996, the Company's outstanding recourse debt was approximately $6.5 million and approximately $8.5 million in additional "recourse" debt could be incurred. The Company is not precluded from incurring debt on a non-recourse basis.

        There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital.

 However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See the index to the consolidated financial statements, Report ofIndependent Auditors and the Consolidated Financial Statements which appear beginning on page F-1 of this report and are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                          PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Forecast is a limited partnership and has no officers or directors. The sole general partner of Forecast is Forecast
"Registered Tradename" Homes, Inc. ("FHI"). FHI manages the business and affairs of Forecast. Capital is a wholly-owned subsidiary of Forecast. The directors and executive officers of FHI and Capital are as follows:

    Name            Age   Position
    ----            ---   --------
James P. Previti     50  Chairman of the Board and President
Joseph M. Carman     47  Executive Vice President, Forward Planning
Frank Glankler       46  Senior Vice President, Chief Operating Officer
Larry R. Day         47  Senior Vice President, General Counsel and Secretary
Thomas Connelly      47  Senior Vice President and Chief Financial Officer
Jack Firestone       75  Director
Steven K. Fowlkes*   42  Director
Peter T. Healy       45  Director
Leo Previti**        43  Director


     * Member of Audit Committee

     ** Member of the Compensation Committee


     JAMES P. PREVITI is the founder and organizer of the predecessor of the Company. Mr. Previti has held the position of Chairman of the Board and President of each of the predecessor entities to the Company since their formation and has controlled the management of the business of the Company since 1976. Mr. Previti is the Chairman of the Board and President of FMC, and Inland Empire Investments Inc. ("IEI"), each of which are affiliates of the Company. Mr. Previti is also the Chairman of the Board of Rancho Mortgage "Registered Tradename"
Corporation, an affiliate of the Company. See "Relationships with Affiliates." Mr. Previti is the brother of Leo Previti.

       JOSEPH M. CARMAN joined the Company's predecessor as Director and Vice President in charge of forward planning in 1988. Mr. Carman is also a director and officer of IEI. From 1982 to 1985, Mr. Carman was Vice President of operations for TAC Development, Inc., a California corporation, that engaged in land development.

     FRANK GLANKLER has served as a Senior Vice President and Chief Operating Officer since December after returning to the company in July 1995 as Vice President of Operations. From July 1992 until October 1993 he served as President of the Company's Arizona Division and from October 1993 until July 1995, Mr. Glankler was President of MFR holdings. Mr. Glankler has over 17 years in the homebuilding industry including previous senior management positions with U.S. Home Corporation. Mr. Glankler was the former Chairman of the Arizona division of U.S. Home Corporation, responsible for operations in Phoenix, Tucson and New Mexico. Positions held by Mr. Glankler at
U.S. Home include President of the Louisiana, North Houston, East
Houston and South Houston divisions, respectively. He is a former board member of the Southern Arizona Homebuilders Association and holds a Class B Arizona Contractors License and an Arizona Real Estate License.

      LARRY R. DAY joined the Company's  predecessor as Vice
President and General Counsel in December 1992. He was elected to GP's and Capital's boards of directors in November 1993 and served in that capacity until January 1996. Since March 1993, Mr. Day has also supervised the Company's human resources, payroll and risk management departments.
From 1989 to 1992, Mr. Day was in private practice specializing in real estate finance and transactional matters. From 1988 to 1989, Mr. Day was a Director, Vice President and General Counsel of Guardian Savings and Loan. From 1985 to 1988, Mr. Day was Director of Real
Estate Legal Services for Taco Bell Corporation. Prior to that, Mr. Day served 6 years as Vice President of Corporate and Special Real Estate with First Interstate Bank. Mr. Day is admitted to practice law in the State of California and Vermont, and is a licensed California real estate broker.

     THOMAS CONNELLY joined the Company as Senior Vice President and Chief Financial Officer in November 1996. Mr. Connelly previously served as Senior Vice President of Washington Homes, Inc. since
August 1988 and Chief Financial Officer from September 1994 until
September 1996. He continues to serve as Director having first been elected in September 1992. Mr. Connelly has over 21 years experience in real estate finance and development and has received an MBA degree in finance from The State University of New York at Buffalo where also received a BA in Economics.

     JACK FIRESTONE, a private investor, became a Director of the Company in January 1996.

       STEVEN K. FOWLKES became a Director of the Company in January 1996. Mr. Fowlkes is President and Chief Operating Officer of R.
W. Selby & Company, Inc., a real estate investment and management firm in Los Angeles, California.

     PETER T. HEALY became a Director of the Company in January
1996. Mr. Healy is a Senior Partner with the law firm of O'Melveney & Myers LLP in their San Francisco, California office.

      LEO PREVITI became a Director of the Company in January
1996. Mr. Previti has been an attorney with the firm of Brown, Michael & Carroll in Atlantic City, New Jersey since 1996 and prior thereto was Associate Counsel of International Game Technology. Leo Previti is also a Certified Public Accountant and is the brother of James P. Previti.

     The Board of Directors of FHI is elected annually by Mr. James Previti, the sole shareholder of FHI. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Board of Directors of Capital is elected annually by FHI on behalf of Forecast "Registered Tradename" as the sole shareholder of Capital. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     The Boards of Directors of FHI and Capital generally meet three or four times per year on a quarterly basis. The Boards of Directors of FHI and Capital each have an Audit Committee of which Mr. Leo
Previti is a member. The Board of Directors of FHI has a Compensation Committee of which Mr. Steven Fowlkes is a member.



ITEM 11 - EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI and Capital whose total compensation for services rendered during fiscal 1996 exceeded $100,000 (collectively, the "Named Executive Officers"):

                       Summary Compensation Table
--------------------------------------------------------------------------
                                           Annual Compensation------------
                                                                 All Other
Name              Principal Position       Salary     Bonus   Compensation
--------------------------------------------------------------------------
James P. Previti  President               $150,000     $ 0             $ 0
Frank Glankler    Chief Operating Officer
                  & Sr. Vice President     105,000   27,926          7,200
Larry Day         Senior Vice President
                  & General Counsel        105,000        0          7,200
Joseph Carman     Exec. Vice President     105,000        0              0


     Forecast and Mr. James Previti are parties to an employment agreement whereby Mr. Previti's annual compensation is $150,000, plus a quarterly bonus of 5.0 percent of the pretax consolidated net income of the Company. The Indenture prohibits any amendments to such employment agreement, and is renewable for successive periods of one year, each at the discretion of the Board of Directors. Mr. Previti's existing contract extends through October 31,1997. See notes to consolidated financial statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

     The following table sets forth, as of November 1, 1996, the beneficial ownership of the partnership interests in Forecast by
(a) each of the directors of GP and Capital, (b) the directors and officers of GP and Capital as a group, and (c) each person known to the Company to own beneficially more than 5% of Forecast's limited partnership interests or general partnership interests.

-----------------------------------------------------------------------------
Name of Beneficial Owner [1]               Type of          % of      % of
                                          Interest        Profits/    Class
                                                           Losses/
                                                           Capital
-----------------------------------------------------------------------------
James P. Previti [2]                    General Partner    100.00%   100.00%
James P. Previti [3]                    Limited Partner    100.00%   100.00%
Joseph M. Carman [4]                    Limited Partner      1.50%     1.52%
All directors and officers as a group   General Partner    101.50%   101.50%
  (9 persons) [2][4]
All directors and officers as a group   Limited Partner    101.50%   101.50%
  (9 persons) [3][4]
Forecast Homes, Inc.                    General Partner      1.00%   100.00%
Forecast Corporation                    Limited Partner     56.28%    56.85%
Forecast Mortgage Corporation           Limited Partner      1.04%     1.05%
Forecast Development, L.P.              Limited Partner     25.01%    25.26%
Inland Empire Personnel, Inc.           Limited Partner     16.67%    16.84%


      [1]  The address of each beneficial owner is: 10670 Civic
           Center Drive, Rancho Cucamonga, California 91730.

      [2] Reflects beneficial ownership resulting from ownership of all of the outstanding capital stock of GP.

      [3] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding equity interests in each of the current limited partners of Forecast.

      [4] Reflects the subscription for limited partnership interests in Forecast by Mr. Carman consummated upon completion of the Offering.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships Among Mr. Previti, the Trust and the Company

     The Company was formed in 1993 in connection with a reorganization of the homebuilding businesses previously owned by the James Previti Family Trust (the "Trust") in various corporations and partnerships. Forecast "Registered Tradename" is the successor to substantially all the assets and known liabilities of the residential real estate development business of the Trust's affiliates. The Trust is a living, revocable trust with James Previti as the sole trustor and co trustee.

       From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

Land Sales

     In March 1996, the Company sold a 8.1 acre parcel of land located in Murrieta, California to a corporation controlled by Mr.
Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption of $1,679,000 of indebtedness related to the parcel sold.

Receivables From Affiliates

     As of October 31, 1996, receivables from related parties
include    the note receivable related to the sale of land in Bullhead
City, Arizona in the amount of $641,000 bearing interest at 9.5% and due in April 1997, a note receivable in the amount of $844,000 related to a land sale in Murrieta, California bearing interest at 10% and due March 1997, and a promissory note from Mr. Previti in the amount of $1,083,000, which is secured by a limited partnership interest in River Road Ventures (a California general partnership), is due
June 15, 1997 and bears interest at 10.5% per annum.

     The Company also holds a non-recourse promissory note made by Mr. Carman in the amount of $463,650, in connection with his purchase of a 1.5% limited partnership interest in the Company purchased in fiscal 1994, and also holds a $300,000 note due from Forecast "Registered Tradename" Homes, Inc. in connection with its initial investment in the Company. See Note 3 of Notes to Consolidated Financial Statements.


Management Services

     The Company entered into management services agreements with several affiliates as a part of the reorganization in 1993, described above. The agreements obligate the Company to provide certain executive, management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates in exchange for a fixed management fee specified in the agreement. The Company charged
$142,000 in management fees to affiliates under these agreements during fiscal 1996.

Transactions with Mortgage Banking Affiliate

        Rancho Mortgage "Registered Tradename" Corporation
("Rancho"), a corporation in which Mr. Previti is the sole stockholder, was formed in 1987, primarily to provide financing for customers of the Company. As a mortgage banker, Rancho completes the processing of loan applications, performs credit checks, submits applications to mortgage lenders for approval and originates and sells mortgage loans. Rancho has warehouse lines of credit to fund the mortgage loans on an interim basis.
The FHA and VA have each approved Rancho as a qualified mortgage lender.

      During the year ended October 31, 1996, Rancho provided mortgage financing for approximately 60% of the homes sold by the Company, and the Company's customers accounted for approximately 65% of Rancho's loan originations. The Company believes that the pricing of mortgage loans for its customers is substantially equivalent to the pricing available from unaffiliated mortgage companies.

Insurance Brokerage Services

     IEI, an affiliate of the Company and owned by the Trust is a licensed insurance broker that does business as Inland Southern
Insurance Services ("ISIS"). The Company purchases various insurance policies through ISIS. Such purchases are made on terms at least as favorable to the Company as could be obtained through an unaffiliated insurance broker. In addition, ISIS markets various forms of insurance to the Company's home buyers. The vast majority of the business of ISIS consists of home buyers referred by the Company. The Company receives no referral fee from ISIS for such referrals or the provision of its customer lists.

        The Company purchases insurance through independent insurance brokers under an arrangement whereby ISIS receives a commission as a co-broker on the insurance sold. ISIS performs no services for the Company in obtaining the insurance and no portion of such commission is rebated to the Company as a referral fee. The Company believes that the aggregate cost of the insurance coverage purchased pursuant to this arrangement is no greater than the cost that would have been charged in an arms'-length transaction with an unaffiliated party.

Office Leases

      The Company leases approximately 15,500 square feet of office space for its corporate headquarters from Previti Realty Fund, L.P., under a lease expiring in 1998 and approximately 7,800 square feet of office space for its Sacramento office under a leasing expiring
June 30, 2004. The leases contain "triple net" provisions requiring the Company to pay insurance, taxes and operating expenses associated with each building. The minimum rent may be increased annually based upon changes in the Consumer Price Index. The Company believes that the terms and conditions of these leases are equivalent to such provisions as would be available on an arms' length, fair market value basis.

Loans Payable

From time to time, Mr. Firestone and Mr. Carman have made non recourse loans to the Company to partially fund the acquisition of specific communities. The loans bear interest at 12% and are repaid as homes are closed in the respective communities. As of October 31,1996 the Company was obligated to Mr. Firestone for $250,000 and Mr. Carman for $50,000, respectively for such loans. The loans were made on terms commensurate with those generally available for similar loans.

                               PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8 - K

(a) (1) and (a) (2) Financial Statements and Financial Statement
 Schedules

The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules are not applicable or not required and accordingly have been omitted.

(a) (3)        Exhibits

Exhibit  Description
No.
-------  -------------
1.1 Limited Partnership Agreement of The Forecast Group "Registered Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast Mortgage Corporation, Forecast Corporation, Inland Empire Personnel Inc. and Forecast Development, L.P.

1.2      Articles of Incorporation of Forecast "Registered
         Tradename" Capital Corporation.

1.3      Bylaws of Forecast Capital Corporation.

2.1      Form of Indenture by and among The Forecast Group, L.P.,
         Forecast Capital Corporation and United States Trust
         Company of New York, as Trustee.

2.2      Specimen of Note.

3.1      Employment Agreement by and between The Forecast Group,
         L.P. and James P. Previti dated as of November 1, 1993.
4.1      Subsidiaries of the Registrant.

                           _________

Each of the foregoing exhibits was filed as part of the Company's Form S-1 and Amendments thereto dated November 24,
1993, January 18, 1994, February 7, 1994 and February 11, 1994 and are incorporated herein by reference.


(b)       Reports on Form 8-K
No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         THE FORECAST "Registered Tradename" GROUP, L.P.

         By: FORECAST "Registered Tradename" CAPITAL CORPORATION

                         By:   /s/  James P. Previti
                               --------------------
                                    President


           By: FORECAST HOMES, INC.
                  A California Corporation
                  its General Partner

                         By:  /s/  James P. Previti
                              --------------------
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST "Registered Tradename" GROUP, L.P., by FORECAST
"Registered Tradename" HOMES, INC., General Partner:

         Name                    Title                  Date
         ----                    -----                  ----
/s/ James P. Previti
--------------------
    James P. Previti     Chairman of the Board    December 20, 1996
                             and President
                     (Principal Executive Officer)

/s/  Thomas Connelly
--------------------
     Thomas Connelly     Senior Vice President    December 20, 1996
                (Principal Financial & Accounting Officer)

/s/  Joseph M. Carman
---------------------
     Joseph M. Carman   Executive Vice President  December 20, 1996
                            Forward Planning

/s/  Larry R. Day
-----------------
     Larry R. Day         Senior Vice President   December 20, 1996
                       General Counsel & Secretary


           FORECAST "Registered Tradename" CAPITAL CORPORATION

         Name                    Title                  Date
         ----                    -----                  ----

/s/ James P. Previti
--------------------
    James P. Previti     Chairman of the Board    December 20, 1996
                             and President
                     (Principal Executive Officer)

/s/  Thomas Connelly
--------------------
     Thomas Connelly     Senior Vice President    December 20, 1996
                (Principal Financial & Accounting Officer)

/s/  Joseph M. Carman
---------------------
     Joseph M. Carman   Executive Vice President  December 20, 1996
                            Forward Planning

/s/  Larry R. Day
-----------------
     Larry R. Day         Senior Vice President   December 20, 1996
                       General Counsel & Secretary

            The Forecast Group "Registered Tradename", L.P. and
            Forecast "Registered Tradename" Capital Corporation
                       Index to Financial Statements


                        The Forecast Group, L.P.
                        -------------------------
Report of Independent Auditors...................................
Consolidated Balance Sheets as of October 31, 1996 and 1995 .....
Consolidated Statements of Operations and Partners' Equity
        for the Years Ended October 31, 1996, 1995 and 1994......
Consolidated Statements of Cash Flows
        for the Years Ended October 31, 1996, 1995 and 1994 .....
Notes to Consolidated Financial Statements ......................



                      Forecast Capital Corporation
                      ----------------------------

Report of Independent Auditors...................................
Balance Sheets as of October 31, 1996 and 1995 ..................
Statements of Operations and Shareholders' Equity (Deficit)
        for the Years Ended October 31, 1996, 1995 and 1994 .....
Consolidated Statements of Cash Flows
       for the Years Ended October 31, 1996, 1995 and 1994 ......
Notes to Financial Statements....................................

                  REPORT OF INDEPENDENT AUDITORS

Partners
The Forecast Group "Registered Tradename", L.P.

     We have audited the accompanying consolidated balance sheets of The Forecast Group "Registered Tradename", L.P. and subsidiaries
(" the Company") as of October 31, 1996 and 1995, and the related consolidated statements of operations and partners' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename",
L.P. and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP
Newport Beach, California
December 16, 1996


            The Forecast Group "Registered Tradename", L.P.
                    Consolidated Balance Sheets
                           ($'s in 000's)

                                                  October 31
                                         ----------------------------
                                             1996                1995
                                         ----------------------------
Assets:
Cash and Cash Equivalents                   12,350               8,090
Accounts Receivable                            466                 665
Accounts and Notes Receivable,
 Related Parties                             5,239               2,495
Real Estate Inventory                       80,760              82,572
Property and Equipment, Net                  1,171               1,234
Other Assets                                 2,200               2,185
                                          ---------          ---------
  Total Assets                             102,186              97,241
                                          =========          =========

Liabilities & Partners' Equity:
Accounts Payable                            11,443               9,584
Accrued Expenses                             3,624               3,498
Notes Payable:
  Senior Notes at 11 3/8%
   due December 2001                        34,475              39,790
  Collateralized by R.E. Inventory          25,720              21,117
  Other Notes Payable                          -                    18
                                           --------           --------
    Total Notes Payable                     60,195              60,925
                                           --------           --------
  Total Liabilities                         75,262              74,007

Commitments and Contingencies  (Note 9)

Partners' Equity                            27,688              23,998
Less: Capital Notes Receivable
      from Partners                           (764)               (764)
                                           ---------          ---------
  Net Partners' Equity                      26,924              23,234
                                           ---------          ---------

   Total Liabilities & Partners' Equity    102,186              97,241
                                          ==========          =========

              The Forecast Group "Registered Tradename", L.P.
     Consolidated Statements of Operations and Partners' Equity
                           ($'s in 000's)

                                       For the Year Ended October 31
                                       -------------------------------
                                         1996        1995        1994
                                       -------------------------------

Homebuilding Revenues                  $141,652    $127,538    $105,849
Cost of Homes Sold                      117,702     113,792      90,624
                                       --------    --------    --------
                                         23,950      13,746      15,225
                                       --------    --------    --------

Operating Expenses:
 Selling & Marketing Expenses            15,215      12,114       9,075
 General & Administrative Expenses        7,006       7,508       8,032
 Provision for Impairment of
  Real Estate Inventory                       -       2,937       1,400
 Loss on Abandoned Land Options               3         139       1,125
                                       --------    --------     -------
    Total Operating Expenses             22,224      22,698      19,632
                                       --------    --------     -------

Operating Income (Loss)                   1,726      (8,952)     (4,407)

 Other Income (Expenses):
Interest Income                             274         200         256
Interest & Fee Expense                        -        (119)       (346)
Other Income and Expenses                    14         472         609
                                       --------    --------     -------
  Total Other Income (Expenses)             288         553         519
                                       --------    --------     -------

Income (Loss) before Extraordinary Gain   2,014      (8,399)     (3,888)

Extraordinary Gain on Extinguishment
of Senior Notes                           1,876       3,312           -

                                       --------    --------     -------
Net Income (Loss)                        $3,890     ($5,087)    ($3,888)
                                       ========    ========     =======


               The Forecast Group "Registered Tradename", L.P.
                   Consolidated Statements of Cash Flows
                              ($'s in 000's)


                                            For the Year Ended October 31
                                      ----------------------------------------
                                           1996         1995         1994
                                      ----------------------------------------
Operating Activities:
Net Income (Loss)                       $  3,890     $ (5,087)    $ (3,888)
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Generated from (Used for)
   Operating Activities
     Extraordinary Gain on Extinguishment
       of Senior Notes                    (1,876)      (3,312)           -
         Depreciation and Amortization on
          Property and Equipment             281          240           135
         Loss (Gain) on Sale of Property
          and Equipment                        5           41            (1)
        Decrease in Accounts Receivable      199          228           563
        Dec/(Inc) in R.E.Inventory         1,812       11,001       (35,047)
        Dec/(Inc) in Other Assets           (203)         314            84
        Inc/(Dec) in Accounts Payable and
         Accrued Expenses                  2,035       (1,648)         (761)
        Inc/(Dec) in Other Liabilities       (50)          50          (397)
                                         --------     --------      --------
           Net Cash Generated from (Used for)
              Operating Activities         6,093        1,827       (39,312)
                                         --------     --------      --------


Investing Activities:
Additions to Property and Equipment         (226)        (426)         (609)
Proceeds from Sale of Property and Equip       3           78            49
Principal Received on GNMA Certificates        -            -         1,155
Decrease in Certificates of Deposit            -            -         1,150
                                         --------     --------      --------
  Net Cash Generated from (Used for)
       Investing Activities                 (223)        (348)        1,745
                                         --------     --------      --------


Financing Activities:
Issuance of Senior Notes at 11 3/8%
   due December 2001                           -            -        50,000
Costs Associated with Issuance of
   Senior Notes                                -            -        (2,316)
Retirement of Senior Notes at 11 3/8%
   due December 2001                       (3,251)      (6,485)            -
Decrease (Increase) in Accounts and Notes
   Receivable, Related Parties             (2,944)        (436)          985
Proceeds from Notes Payable                72,614       39,003        55,287
Proceeds from Notes Payable,Related Parties 2,221            -             -
Principal Payments on Notes Payable       (68,029)     (38,510)      (66,212)
Principal Payments on Notes Payable,
   Related Parties                         (2,221)        (222)            -
                                          --------     --------      --------
   Net Cash Generated from (Used for)
          Financing Activities             (1,610)      (6,650)       37,744
                                          --------     --------      --------

Inc/(Dec) in Cash and Cash Equivalents      4,260       (5,171)          177
Cash/Cash Equivalents at Beg. of Period     8,090       13,261        13,084
                                          --------     --------      --------
Cash/Cash Equivalents at End of Period   $ 12,350      $  8,090     $ 13,261
                                          ========     =========     ========

                 THE FORECAST "Registered Tradename" GROUP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The Forecast Group "Registered Tradename", L.P. is a
California limited partnership (the "Company") which was formed in October 1993 to be the successor to substantially all the assets and liabilities of the single-family residential real estate development business of the James Previti Family Trust (the "Trust") and its affiliates. The Trust is a living, revocable trust with James Previti as Trustor. The
Company's general partner is Forecast Homes, Inc. ("FHI"), a California corporation, which owns a 1% interest in the profits, losses and capital of the Company. Forecast Capital Corporation ("Capital") is a California corporation and a wholly-owned subsidiary of the Company that was formed in 1993 solely to facilitate the offering of 11 3/8% Senior Notes due in December 2000.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and it's wholly-owned entities engaged in single-family residential real estate development. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include unrestricted deposit accounts at financial institutions, unrestricted certificates of deposit with a maturity of less than 90 days and certain funds not yet remitted and held in trust by escrow companies on homes which have closed escrow. These escrow funds are generally received within one to three days after the close of escrow.

Real Estate Inventory and Recognition of Revenue

     Real estate inventory consists of single-family residential projects and land held for future development of single-family communities and property zoned for multi-family and commercial use. Interest and property taxes are capitalized to inventories during periods of development and construction.

     In the fourth quarter of fiscal 1995, the Company elected to early adopt the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ( Statement 121 ). Under Statement 121, when events or circumstances indicate that an impairment to an asset to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that longlived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

      Upon adoption of Statement 121 in the fourth quarter of fiscal 1995, management analyzed future undiscounted cash flows for all real estate projects where impairment indicators were present. Based upon that analysis, the Company concluded that six of those real estate projects were impaired, due primarily to continuing deterioration of net selling prices and the rate of sales. The Company then estimated the fair value of those projects with a resulting impairment loss of $2,937,000 which was reflected in the fourth quarter of fiscal
1995.

      Estimated fair value represents the estimated amount at which an asset could be bought or sold by willing parties in a current transaction. The estimation process involved in the determination of fair value requires estimates as to future events and conditions.
Such future events and conditions include economic, political and market conditions, the costs to complete development, as well as the availability of suitable financing to fund development and construction activities, and the repayments or refinancing of existing indebtedness. As the amount and timing of the realization of cash flows from the Company's real estate projects is dependent upon such future uncertain events and conditions, the ultimate realization may be materially different from amounts presently estimated in determining fair value.

      Sales of single-family residences and other real estate are generally recognized when required down payments are received, continuing investment and involvement criteria are met, and title is conveyed to the buyer at close of escrow.

     Selling expenses include escrow charges, commissions, sales incentives, advertising and promotion and the cost of model home center operation and maintenance and are generally charged to operations as incurred. Cost of homes sold include direct and allocated costs for land and construction including an estimate for future warranty costs. The Company allocates the cost of land, common area development, interest, and property taxes equally to homes within a particular subdivision or parcel.

 Property and Equipment

     Property and equipment, consisting primarily of vehicles and office furniture and equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of five to seven years.

Warranties

        The Company provides one-year limited warranties to purchasers of its homes. Statutory requirements in the states in which the Company does business may grant rights to homebuyers in addition to those provided by the Company. Estimated warranty costs are accrued at the time of sale of the homes.

Senior Note Offering Costs

     Included in Other Assets as of October 31, 1996 and 1995 are costs associated with the issuance of Senior Notes in the amount of $1,043,000 and $1,493,000 (net of accumulated amortization of $868,000 and $606,000, respectively). The Company is amortizing these costs over seven years and treats the amortization as additional interest incurred.


Income Taxes

     The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.

Reclassifications

     Certain amounts in the prior years have been reclassified to conform to the current year financial statement presentation.


3.   ACCOUNTS AND NOTES RECEIVABLE, RELATED PARTIES

     Accounts and notes receivable, related parties, consist of the following:

($'s in 000's)                                 October 31
                                        -------------------------
                                           1996            1995
                                        -------------------------
Note receivable from Mr. Previti,
  Collateralized by a partnership
  interest in River Road Ventures         $1,083         $1,083
Note receivable from Mr. Previti,
  secured by an interest in
  Senior Notes                             1,699            --
Note receivable from Newport Murrieta
  Land Co., secured by real property
  in Riverside County, California            844            --
Note Receivable from Previti Realty
  Fund secured by real property
  in Mohave County, Arizona                  641            641
Receivables from other affiliates, net       907            479
Receivable from Rancho Mortgage Corp.         65            292
                                           -----          -----
Total                                     $5,239         $2,495
                                          ======         ======

     As of October 31, 1996 and 1995, amounts receivable from related parties include a promissory note from Mr. Previti in the amount of $1,083,000. The note, which is secured by a limited partnership interest in River Road Ventures (a California general partnership), is due June 15, 1997 and bears interest at 10.5% per annum.

     The note receivable for $1,699,000 due from Mr. Previti as of October 31, 1996 represents funds advanced , including interest, to facilitate Mr. Previti's purchase of the Company's Senior Notes from third parties. The loan bears interest at 12% and is due in April 1997 (see Note 5).

     A note in the principal amount of $844,000 is secured by property in Riverside, California (see Note 6) is due in March 1997 and bears interest at 10% per annum.

     Another note in the principal amount of $641,000 is secured by property in Bullhead City, Arizona (see Note 6). The promissory note is due in April 1997 and bears interest at 9.5% per annum.

     The Company has two other promissory notes from related parties which were received in lieu of capital and are not included above. One note from FHI in the amount of $300,000 represents FHI's initial investment in the Company. The note is due on demand or in the event of no demand on the earliest of (1) the end of the Company's taxable year in which FHI's interest in the Company is liquidated or (2) December 31, 2002, with interest at the Applicable Federal Rate
(as defined in the note) payable on December 31 of each calendar year.
The second note represents an obligation of Joseph M. Carman, an officer of the general partner in the form of a $464,000 non-recourse note payable to the Company dated February 1994. The note is secured by Mr. Carman's 1.5% interest in the Company and bears interest at the prime rate with all interest and principal due in October 1999. Both of these capital notes are reported as a reduction of Partners' Equity in the consolidated balance sheets.

       Mr. Carman entered into an agreement with the company concerning the purchase and sale of his limited partnership interest which provides that he may require the Company to purchase his partnership interest at any time after February 1, 1995 at a price equal to the product of (a) 4.5% and (b) the pretax profits of the company from November 1, 1993 to the end of the most recent fiscal quarter, less 6% per annum times the average partner's equity of the Company (excluding equity attributable to Mr. Carman's interest in the Company) over the same period (the "Put Price"). The agreement also provides that the Company may require Mr. Carman to sell to the company his interest if he is no longer employed by the Company at a price equal to the greater of (i) cost plus accrued interest on the promissory note used to finance the purchase of the partnership interest or (ii) the relevant
Put Price.


4.    Real Estate Inventory and Related Notes Payable

     Real Estate Inventory and related notes payable consist of the following:

($'s in 000's)                            October 31, 1996
                                     ------------------------
                                      Real Estate       Notes
                                        Inventory     Payable
                                       ----------      ------
Land Held for Development                $15,067           $0
Residential Projects in Process           57,442       20,449
Model Homes                                8,251        5,271
                                       ---------        -----
  Total                                  $80,760      $25,720
                                       =========      =======


                                          October 31, 1995
                                       ----------------------
                                      Real Estate       Notes
                                        Inventory     Payable
                                       ----------       -----

Land Held for Development                $13,029       $1,679
Residential Projects in Process           62,486       16,226
Model Homes                                7,057        3,212
                                        ---------       -----
  Total                                  $82,572      $21,117
                                        =========     =======

     Notes payable secured by real estate inventory bear interest at rates ranging from the prime rate (8.25% at October 31, 1996) plus
 .5% to prime plus 3.25%. The interest rate on $2.2 million of the loans outstanding at October 31, 1996 which bear interest at the prime rate plus .5% will increase to the prime rate plus 1.0% if the Company fails to maintain average deposits with the lender of $3 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within one year. Notes payable collateralized by residential projects in process are generally repaid as units in the related projects are sold.

     At October 31, 1996 and 1995, undisbursed amounts under construction loans were approximately $4,142,000 and $6,222,000, respectively. Draws of undisbursed amounts under construction loans are subject to varying requirements of the lenders including progress of construction. Approximately $2,183,000 and $9,060,000 of the notes payable outstanding as of October 31, 1996 and 1995, respectively, were guaranteed by Mr. Previti.

     The following summarizes the components of interest expense
(including that associated with related party and other notes payable):

($'s in 000's)                        For the Year EndedOctober 31
                                      ----------------------------
                                        1996       1995      1994
                                      ----------------------------
Interest Incurred and Capitalized       $7,884     $7,954   $5,418
Interest Incurred and Expensed              --        119      346
                                        ------     ------    -----
  Total                                 $7,884     $8,073   $5,764
                                        ======     ======   ======

Capitalized Interest Amortized
  to Cost of Sales                      $7,158     $5,420   $2,234
Interest Paid                           $8,111     $8,546   $3,584

       The carrying amounts reported above for notes payable secured by real estate approximate their fair value based upon the indebtedness having short term maturities and variable interest rates.


5.   11 3/8% SENIOR NOTES DUE DECEMBER 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8%
Senior Notes through a public debt offering. The notes are joint and several senior obligations of the Company and Forecast Capital Corporation ("Capital"), with interest only payments due semi-annually on June15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. The fair value of the Company's Senior Notes is approximately $30,338,000 based on the market price as of October 31, 1996.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt to equity ratios and debt coverage ratios. Although the Company did not meet those ratios as of October 31, 1996, its recourse debt as of that date was only $6.5 million, therefore the Company was not required to be in compliance with the ratios. The Company is not precluded from incurring debt on a non-recourse basis.

     The Indenture also requires that the Company maintain a minimum net worth of $25 million. If the Company's net worth at the end of each of any two consecutive fiscal quarters is less than $25 million, the Company is then required to make an offer to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million at a purchase price of 100% of the principal amount plus accrued interest. The Company may credit against any such offer, the principal amount of Senior Notes previously acquired by the Company.

     For the fiscal quarters ended October 31, 1995 and January
31,1996, the Company was not in compliance with the minimum net worth covenant. However, the Company had purchased or redeemed a sufficient amount of Senior Notes necessary to meet repurchase obligations resulting from its failure to satisfy the minimum net worth requirement. Subsequent to that date the Company has been in compliance with the minimum net worth covenant and, while there are no assurances, management believes that future income from operations and gains from the redemption of Senior Notes will be sufficient to assure that the minimum net worth requirement is maintained.


6.  RELATED PARTY TRANSACTIONS

     In 1986, one of the Company's predecessor entities issued two lifetime annuities to Mr. Previti in exchange for the transfer of Mr. Previti's interests in certain properties. The two annuities together provided for the payment of $188,895 per annum (subject to certain adjustments) to Mr. Previti until his death. In conjunction with a reorganization in October 1993, the Company assumed the liability for the annuities. In July 1995, Forecast "Registered
Tradename" Mortgage Corporation ("FMC"), a limited partner of the Company, made a net capital contribution to the Company of $1,299,000 by assuming the Company's liability for the two annuities.

     In May 1995, the Company sold to an affiliate a parcel of land located in Bullhead City, Arizona which was approved for the construction of 68 apartment units. The sales price of $641,000 represented 105% of the book value of the parcel as of the sale date. As consideration for the sale, the Company accepted a note receivable from Previti Realty Fund which is secured by the property (see Note 3).

    The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in which Mr. Previti maintains at least a 50% ownership. These leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $332,000, $407,000 and $412,000 for the fiscal years ended October 31, 1996, 1995 and 1994, respectively. See Note 10 for aggregate operating lease commitments of the Company.

       Mortgages for certain of the Company's customers are provided by Rancho Mortgage Corporation ("Rancho Mortgage"), a corporation in which Mr. Previti is the sole stockholder. During the normal course of business, the Company has entered into certain transactions with Rancho Mortgage for loan commitments under various governmental programs to facilitate its customers ability to obtain financing. Commitment fees were approximately $1,432,000, $1,087,000 and $1,075,000 during
1996, 1995 and 1994, respectively, and include $0, $0 and $209,000 respectively, for mortgage processing fees.

     In 1996, 1995 and 1994, Rancho Mortgage incurred management, administration, servicing rights and credit enhancement fees to the Company in the amount of approximately $40,000, $40,000 and $79,000,respectively.

     The Company has entered into management services agreements with several affiliates, whereby the Company provides certain executive management, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates in exchange for a fixed management fee. The company charged $142,000, $145,000 and $480,000 in management fees to affiliates under these agreements during fiscal 1996 , 1995 and 1994, respectively.

     In January 1995, the Company sold a 3.5 acre parcel of land located in Galt, California to a partnership controlled by Mr. Previti.
The parcel was originally part of a larger property purchased by the Company in 1993 and subsequently rezoned, primarily for single-family residential development. Based on the approved zoning, the 3.5 acres was an out-parcel which could not be used by the Company for single family residential purposes. The total consideration given by the partnership to the Company was $1,587,000. This amount includes reimbursable costs of $1,287,000 calculated as a prorata share of the Company's acquisition costs, plus an allocation of development costs paid by the Company in connection with the rezoning, an allocation of common area costs which benefited the entire development and certain other direct costs of the out-parcel. As consideration for the Company's role in rezoning and developing the property, the partnership also paid a developer's fee to the Company in the amount of $300,000. The total consideration owed to the Company from the land sale was deducted from amounts due to Mr. Previti or other affiliates controlled by Mr. Previti, such amounts having arisen in connection with the purchase of Senior Notes.

     In March 1996, the Company sold a 8.1 acre parcel of land
located in Murietta, California, at its book value, to a corporation controlled by Mr. Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption by the buyer of $1,679,000 of indebtedness related to the parcel sold. No gain or loss was recognized on the sale. (see Note 3)


7.   EXTRAORDINARY ITEM

       During the years ended October 31, 1996 and 1995, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amounts of $5,315,000 and $10,210,000, respectively. The Senior Notes were purchased from Mr. Previti and in the open market. Net of allocable issuance costs, the resultant income of $1,876,000 and $3,132,000 is reported as an extraordinary gain in the Company's financial statements for the years ended October 31, 1996 and 1995. FHI's Board of Directors has authorized management to repurchase additional Senior Notes through affiliates, at cost plus accrued interest, or on the open market when such transactions are deemed to be in the Company's best interests. As of October 31, 1996, affiliates of the Company owned additional Senior Notes which were acquired at substantial discounts from their aggregate outstanding principal amount of $5,400,000.


8.   PROFIT SHARING AND PENSION PLANS

      In fiscal 1995, the Company adopted a non-contributory
401(k) plan covering substantially all employees. There was no contribution expense related to the plan in fiscal 1996 and 1995. Prior to fiscal 1994, the Company participated in a non-contributory, qualified employee profit sharing plan and a defined contribution pension plan. The plans were terminated in fiscal 1994 and the Company incurred no expense in connection with the plans during the year ended October
31, 1994.


9    COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has an agreement with Rancho Mortgage whereby all gains and losses on the sale of loans made to purchasers of the Company's homes incurred by Rancho are absorbed by the Company
(see Note 6).

     The Company leases office facilities under noncancelable operating leases expiring through 2004. Aggregate rental costs incurred under such leases were $413,000, $473,000 and $494,000 for the years ended October 31, 1996, 1995 and 1994, respectively. Future minimum annual rental payments of $235,000, $129,000, $131,000, $133,000,
$136,000 and $374,000 are due during  1997, 1998, 1999, 2000, 2001 and thereafter, respectively (see note 6).

CONTINGENCIES

          The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

       In addition to the routine litigation, the Company's contingent liabilities include warranty obligations and other disputes arising from construction and sales of single-family homes in the ordinary course of business. In the opinion of management, adequate reserves have been provided for warranty obligations and ultimate outcome of any disputes on these other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                     REPORT OF INDEPENDENT AUDITORS

Board of Directors
Forecast "Registered Tradename" Capital Corporation

     We have audited the accompanying balance sheets of Forecast "Registered Tradename" Capital Corporation (the "Company") as of October 31, 1996 and 1995 and the related statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecast "Registered Tradename" Capital Corporation at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
Newport Beach
December 16, 1996


                    Forecast "Registered Tradename" Capital
                         Corporation Balance Sheets

                                                October 31
                                         ---------------------------
                                             1996             1995
                                         ---------------------------
Assets:
-------
Cash                                      $   300          $   100
                                          --------         ---------
    Total Assets                          $   300          $   100
                                         ==========       ==========


Liabilities & Shareholders'  Deficit:
------------------------------------
  Accounts Payable                        $   400                -
Accounts Payable, Related Parties           2,300              700
                                          --------         --------
    Total Liabilities                       2,700              700
                                          ---------       ----------

Common Stock, $1.00 par value:
  Authorized 10,000 shares
  Issued and Outstanding 2,500 shares       2,500            2,500
  Accumulated Deficit                      (4,900)          (3,100)
                                          ---------        ---------
    Total Shareholders' Deficit            (2,400)            (600)
                                          ----------       ---------

Total Liabilities & Shareholders'         $   300          $   100
Deficit
                                         ===========      ===========



            Forecast "Registered Tradename" Capital Corporation
       Statements of Operations and Shareholders' Equity (Deficit)


                                      For the Year Ended October 31
                                      -----------------------------
                                       1996       1995        1994
                                      -----------------------------
General & Administrative Expenses   $ 1,000    $   200     $   500
Income Tax Expense                      800        800       1,600
                                    --------   --------    --------
  Net Loss                           (1,800)    (1,000)     (2,100)
                                    ========   ========    ========



Shareholders'  Equity (Deficit) at
   Beginning of Period                 (600)       400        2,500
Net Loss this Period                 (1,800)    (1,000)      (2,100)
                                    --------   --------     --------
  Shareholders' Equity (Deficit) at
    End of Period                    (2,400)      (600)         400
                                    ========   ========     ========


             Forecast "Registered Tradename" Capital Corporation
                         Statements of Cashflows


                                         For the Year Ended October 31
                                         -----------------------------
                                          1996       1995        1994
                                         -----------------------------
Net Loss                                $(1,800)   $(1,000)   $(2,100)
Increase in Accounts Payable and
    Accrued Expenses                      2,000        700          -
                                        --------   --------   --------
  Increase (Decrease) in Cash and
    Cash Equivalents                        200       (300)    (2,100)
Cash/Cash Equivalents at Beg. of Period     100        400      2,500
                                        --------   --------   --------
Cash/Cash Equivalents at End of Period  $   300    $   100    $   400
                                        ========   ========   ========

            FORECAST "Registered Tradename" CAPITAL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                             October 31, 1996


1.   ORGANIZATION AND OPERATIONS
     Forecast "Registered Tradename" Capital Corporation (the
"Company") was incorporated in California on September 20, 1993.
The authorized capital stock of the Company consists of 10,000 shares of common stock with a par value of $1.00 per share. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business. The Company is dependent upon its parent for funding.

2.   INCOME TAXES
     The Company is a C Corporation for federal and state income tax reporting purposes, and accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes."