Form 10-Q
period 1997-01-31
FORECAST GROUP LP
filed 1997-03-17
CIK 915350

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the period ended January 31, 1997
                                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OR 1934

                 For the transition period from     N/A

Commission File Number 33-72106

          THE FORECAST GROUP "Registered Tradename", L.P.
        FORECAST "Registered Tradename" CAPITAL CORPORATION
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

                  YES  X          NO___


There was no voting stock held by non-affiliates of the Registrant at March 14, 1997. At March 14, 1997, Forecast "Registered Tradename" Capital Corporation had 2,500 shares of Common stock outstanding.

          THE FORECAST GROUP "Registered Tradename", L.P.
                  CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000's)


                           January 31,      October 31,
                              1997             1996
                           (unaudited)
                            --------         --------
Assets:
-------
 Cash and Cash Equivalents    $5,883          $12,350
 Accounts Receivable             375              466
 Accounts and Notes Receivable,
   Related Parties             3,583            5,239
 Real Estate Inventory        73,992           80,760
 Property and Equipment, Net   1,115            1,171
 Other Assets                  1,924            2,200
                             -------         --------
   Total Assets              $86,872         $102,186
                             =======         ========

Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable             $7,320          $11,443
 Accrued Expenses              1,721            3,624
 Notes Payable:
   Senior Notes at 11 3/8% due
   December 2000              29,075            34,475
   Collateralized by
    Real Estate Inventory     27,046            25,720
   Other Notes Payable         1,700                --
                              ------            ------
    Total Notes Payable       57,821            60,195
                              ------            ------
 Total Liabilities            66,862            75,262

Partners' Equity              20,774             27,688
 Less: Capital Notes Receivable
       from Partners            (764)              (764)
                              ------             ------
Net Partners' Equity          20,010             26,924
                              ======             ======
 Total Liabilities and
  Partners' Equity           $86,872           $102,186
                             =======           ========

[FN] See notes to consolidated financial statements.


         THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                        (Unaudited)
                    (Amounts in 000's)

                                     For the Three Months
                                       Ended January 31
                                       1997         1996
                                      ------       ------
Homebuilding Revenues                $24,843      $26,510
Cost of Homes Sold                    21,618       22,191
                                     -------      -------
   Gross Profit                        3,225        4,319
                                     =======      =======
 Operating Expenses:
   Selling & Marketing Expenses        3,176        3,039
   General & Administrative Expenses   2,132        1,751
   Non-Cash Charge for Impairment of
     Real Estate Inventory             6,635           --
                                      ------       ------
   Total Operating Expenses           11,943        4,790
                                      ------       ------

Operating Loss                        (8,718)        (471)

 Other Income (Expenses):
   Interest Income                       131           65
   Other Income and Expenses              39           64
                                      ------       ------
    Total Other Income (Expenses)        170          129
                                      ------       ------
Income (Loss) before
   Extraordinary Gain                 (8,548)        (342)

 Extraordinary Gain on Extinguishment
   of Senior Notes                     1,634        1,384
                                      ------       ------
Net Income (Loss)                    ($6,914)      $1,042
                                      ======       ======



Partners' Equity at
   Beginning of Period                27,688       23,998
Net Income (Loss) this Period         (6,914)       1,042
                                      ------       ------
     Subtotal                         20,744       25,040
Less: Capital Notes Receivable
       from Partners                    (764)        (764)
                                      ------       ------
Net Partners' Equity at
  End of Period                      $20,010      $24,276
                                     =======      =======

[FN]  See notes to consolidated financial statements.


          THE FORECAST GROUP "Registered Tradename", L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                      (Amounts in 000's)

                                        For the Three Months
                                          Ended January 31
                                        --------------------
                                          1997        1996
                                        --------------------
Operating Activities:
---------------------
Net Income (Loss)                       ($6,914)     $1,042
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Generated from (Used for)
  Operating Activities:
    Non-Cash Charge for Impairment
      of Real Estate Inventory            6,635          --
    Extraordinary Gain on Extinguishment
      of Senior Notes                    (1,634)     (1,384)
    Depreciation and Amortization on
      Property and Equipment                 72          62
    Loss (Gain) on Sale of Property
      and Equipment                          --           7
    Decrease in Accounts Receivable          91          95
    Decrease (Increase) in
      Real Estate Inventory                 133      (3,089)
    Decrease (Increase) in Other Assets     122        (439)
    Increase (Decrease) in Accounts Payable
       and Accrued Expenses              (6,026)     (1,643)
                                         -------     -------
    Net Cash Generated from (Used for)
        Operating Activities             (7,521)     (5,349)
                                         -------     -------

Investing Activities:
---------------------
 Additions to Property and Equipment        (16)        (32)
                                         -------     -------
     Net Cash Generated from (Used for)
         Investing Activities               (16)        (32)
                                         -------     -------

Financing Activities:
---------------------
 Retirement of Senior Notes at 11 3/8%
   due December 2000                      (3,612)     (2,293)
 Decrease (Increase) in Accounts and
   Notes Receivable, Related Parties       1,656        (784)
 Proceeds from Notes Payable              13,569      15,628
 Proceeds from Notes Payable,
   Related Parties                            --       2,221
 Proceeds from Notes Payable, Other        1,700          --
 Principal Payments on Notes Payable     (12,243)     (9,507)
 Principal Payments on Notes Payable,
   Related Parties                            --      (2,221)
                                          -------     -------
   Net Cash Generated from (Used for)
       Financing Activities                1,070       3,044
                                          -------     -------

Increase (Decrease) in Cash and
   Cash Equivalents                       (6,467)     (2,337)
Cash and Cash Equivalents at
   Beginning of Period                    12,350       8,090
                                          -------     -------
Cash and Cash Equivalents at
   End of Period                          $5,883      $5,753
                                          =======     =======

[FN]  See notes to consolidated financial statements.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended October 31, 1996 (File No. 33-72106) as filed with the Securities and Exchange Commission.

      The  results of operations for the three months  ended
January 31, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.

      The  results of operations for the three months  ended
January  31,  1997,  and  this  Form  10-Q,  also   may   be
interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and
Exchange  Commission.   To the extent such  forward  looking
information is contained in this filing, the company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1996 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

-- Changes in national economic conditions such as interest rates, consumer confidence and job loss or formation statistics

-- Change in economic conditions in the markets in which the Company operates

--   Fluctuations in mortgage interest rates

-- Cost increases resulting from adverse weather conditions, shortages of labor and construction materials

-- Changes in governmental regulations which may delay new home development or impose additional costs or fees.




2.   Real Estate Held for Development and Sale and Related
     Notes Payable

     Real estate held for development and sale and related notes payable consist of the following:

(Amounts in 000's)                      January 31, 1997
                                 -----------------------------
                                 Real Estate     Notes Payable
                                  Inventory
                                 -----------------------------
Land Held for Development          $15,267               $0
Residential Projects in Process     50,749           22,156
Model Homes                          7,976            4,890
                                   -------          -------
   Total                           $73,992          $27,046
                                   =======          =======

                                        October 31, 1996
                                  -----------------------------
                                  Real Estate     Notes Payable
                                   Inventory
                                  -----------------------------

Land Held for Development          $15,067               $0
Residential Projects in Process     57,442           20,449
Model Homes                          8,251            5,271
                                   -------          -------
   Total                           $80,760          $25,720
                                   =======          =======

3.  Interest Expense

    The following summarizes the components of interest expense incurred, capitalized, expensed and paid:

                                    FOR THREE MONTHS ENDED
                                          JANUARY 31,
                                    ----------------------
                                       1997       1996
                                    ----------------------

Interest incurred and capitalized     $1,919     $1,911
Capitalized interest amortized to
  cost of homes sold                  $1,470     $1,237
Interest paid                         $2,974     $3,095

4.   Transactions With Affiliates

      In  December  of  1994, Mr. Previti did,  on  his  own
account, purchase $550,000 of the Company's Senior Notes  at a
favorable  discount from their face   value.   In  January
1995, the Board of Directors of Forecast "Registered Tradename" Homes, Inc., resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the
Company's   President  and  Chief  Executive   Officer,   in
acquiring the Company's Senior Notes on the open market,  if he could  acquire them at a favorable discount  from  their stated
face value.  At the same time, the Board of Directors agreed that the Company would repurchase the notes from  Mr. Previti  at his cost basis, plus interest, at such  time  as the Company had sufficient financial resources.  Acting upon this authorization,
Mr. Previti  did acquire  another $19,800,000 of Senior Notes of which  $14,950,000  were repurchased and  retired  prior  to
October 31, 1996.  In January 1997, Mr. Previti assigned his interest  in  the aggregate remaining $5,400,000  of  Senior
Notes   to  the  Company,  in  exchange  for  the  Company's
assumption  of  margin  debt  of  $1,700,000  owing  by  Mr.
Previti, and forgiveness of two notes held by and owing to the Company in the total amount of $1,699,000 that were secured by Mr. Previti's interest in the Senior Notes. This transaction resulted in an extraordinary gain of $1,634,000 in the first quarter of fiscal 1997.

         The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.


5.    11 3/8% Senior Notes Due December 2000

         In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast Capital Corporation, with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. As of January 31, 1997, the Company had retired a total of $20,925,000 of the Senior Notes, leaving $29,075,000 of Senior Notes still outstanding.

         The Indenture governing the Senior Notes requires  the
Company to maintain a minimum net worth of $25 million.   If
the Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date" is less than $25 million , then the Company is required to make an offer to all Senior Note holders to acquire on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (the "Net Worth Offer") at a purchase price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase. Notwithstanding this requirement to offer to, and then, repurchase Senior Notes, the Indenture allows the Company to credit against the Net Worth Offer, the principal amount of any Senior Notes acquired by the Company prior to the Trigger Date, through repurchase or optional redemption. The Company may not, however, use any specific Senior Note repurchase in any more than one Net Worth Offer. In no event shall the failure to meet the minimum net worth requirement at the end of any fiscal quarter be counted toward the making of more than one Net Worth Offer.

      For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth requirement. Therefore, under the terms of the Company's Indenture, January 31, 1996 became a Trigger Date for the Company, requiring a Net Worth Offer. However,
despite  this  event,  the  Company  had   already repurchased or
redeemed a sufficient amount of Senior Notes to meet any repurchase obligations resulting from the first Trigger Date.

    As of April 30, 1996, July 31, 1996, and October 31, 1996, the Company's net worth was again above the $25 million threshold, preventing the occurrence of a second Trigger Date at any time prior to January 31, 1997. As of January 31, 1997, as a result of the Company's decision to record a non-cash charge for the impairment of real estate inventory the Company's net worth went below the $25 million threshold. Further, the Company anticipates its net worth will be below the $25 million threshold at April 30, 1997, at which time a Trigger Date would occur. Notwithstanding the occurrence of this Trigger Date, the Company has acquired and retired over $20 million of Senior Notes and, accordingly will not be required to make a Net Worth Offer.


6.  Real Estate Inventory

    In  March  1995,  The Financial Accounting  Standards  Board
(FASB)  issued  Statement  No.  121,  "Accounting  for   the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). Under Statement 121, when events or circumstances indicate that an impairment to an assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or
group of assets.   If  the  sum  of  the estimated undiscounted
cash flows is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

    In the first quarter of fiscal 1997, management performed evaluations of its real estate inventory and analyzed future undiscounted cash flows for all real estate projects where impairment indicators were present. The evaluations largely considered the competitive nature of homebuilding operations in the Company's principal markets, including decreased sales prices, increased sales incentives and future costs of development and holding costs during development based on current absorption estimates. Based on these evaluations, a non-cash charge for the impairment of certain real estate assets amounting to $6,635,000 was recorded for the three months ending January 31, 1997.

           FORECAST "Registered Tradename" CAPITAL CORPORATION
                            BALANCE SHEET
                             (Unaudited)


                                   January 31,  October 31,
                                      1997         1996
                                   ------------------------
Assets:
-------
 Cash                                 $300         $300
                                     ------       ------
   Total Assets                       $300         $300
                                     ======       ======

Liabilities & Shareholders'  Deficit:
-------------------------------------
 Accounts Payable                     $400         $400
 Accounts Payable, Related Parties   2,300        2,300
                                     ------       ------
   Total Liabilities                 2,700        2,700
                                     ------       ------

 Common Stock, $1.00 par value:
 Authorized 10,000 shares
 Issued and Outstanding 2,500 shares 2,500        2,500
 Accumulated Deficit                (4,900)      (4,900)
                                     ------       ------
  Total Shareholders' Deficit       (2,400)      (2,400)
                                     ------       ------

  Total Liabilities & Shareholders'
     Deficit                          $300         $300
                                     ======       ======

[FN]  See notes to consolidated financial statements.




         FORECAST "Registered Tradename" CAPITAL CORPORATION
          STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
                           (Unaudited)

                                     For the Three months
                                       Ended January 31
                                     --------------------
                                       1997        1996
                                     --------------------

General & Administrative Expenses       $0          $0
Income Tax Expense                      --          --
                                      -----       -----
Net Income (Loss)                       $0          $0
                                      =====       =====


Shareholders' Equity at
  Beginning of Period               (2,400)       (600)
 Net Income (Loss) this Period           0           0
                                     ------      ------
Shareholders' Equity at
  End of Period                    ($2,400)      ($600)
                                     ======      ======

[FN]  See notes to consolidated financial statements.

            FORECAST "Registered Tradename" CAPITAL CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


1.  Basis of Presentation

      Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The Company is a whollyowned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business.

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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended October 31, 1996 (File No. 33-72106) as filed with the Securities and Exchange Commission.

      The  results of operations for the three months  ended
January 31, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.


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


Part I.      Item 2.

Results of Operations

       The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:

                                    Percent of Housing Sales
                                      For the Three Months
                                        ended January 31
                                    ------------------------
                                        1997         1996
                                    ------------------------
 Homebuilding Revenues                 100.0%       100.0%
 Cost of Homes Sold                     87.0%        83.7%
                                       ------       ------
   Gross Profit                         13.0%        16.3%

 Operating Expenses:
   Selling & Marketing Expenses         12.8%        11.5%
   General & Administrative Expenses     8.6%         6.6%
   Non-Cash Charge for Impairment of
     Real Estate Inventory              26.7%         0.0%
                                       ------       ------
    Total Operating Expenses            48.1%        18.1%

Operating Income (Loss)                -35.1%        -1.8%
                                       ======       ======

Number of homes closed                    175          194
Number of homes sold                      137          197
Number of sold homes in backlog           125          203

Aggregate value of backlog, in millions $18.1        $26.6

Results  of  Operations  for  the  Three  Months  ended January
31, 1997 and January 31, 1996:

      Housing revenues for the three months ended January 31, 1997 were $24.8 million, a decrease of $1.7 million or 6.3% from the three months ended January 31, 1996. The revenues in fiscal 1997 represent 175 closings at an average sales price of $141,960 while the revenues in fiscal 1996 represent 194
unit closings at an average sales  price  of $136,600.   Changes
in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities. The decrease in closings is attributable to fewer sold homes in backlog at the beginning of the 1997 fiscal quarter largely due to competitive conditions in the Company's Southern California market and the delay in opening new communities in Northern California.

   Gross margin from housing sales decreased by $1.1 million, or 25.3%, for the three months ended January 31, 1997, as compared to the three months ended January 31,
1996, as a result of decreased home closings and a 3.3% increase in the cost of homes sold. This increase in the cost of homes sold is attributable to increased land costs in relation to the sales price of the Company's homes. This tightening of margins was itself the result of competitive conditions which have limited the Company's ability to pass on price increases to its customers, as well as higher financing costs which were created by the Company carrying its inventories for longer periods.

      Selling and marketing expenses were $3.2 million during the three months ended January 31, 1997, an increase of $137,000 over the same period during fiscal 1996. This increase was realized as an outgrowth of the Company's increased advertising costs which were incurred in an effort to keep sales absorption at similar levels to those reported in the three month period ended January 31, 1996.

      General and administrative expenses were $2.1 million and $1.7 million during the three months ended January 31, 1997 and 1996, respectively. The $381,000 increase can be largely attributed to accrued legal costs resulting from the settlement of various land related issues.

      A net loss of $6.9 million was recognized in the first quarter of fiscal 1997 compared to net income of $1.0 million in the first quarter of fiscal 1996 as a result of decreased gross profit from homebuilding and a non-cash charge for impairment of real estate inventory of $6.6 million.

      The Company had new home sales, net of cancellations, of 137 homes in the three months ended January 31, 1997, a decrease of 60 homes or 31% from the comparable prior year period. The decrease is attributable to an unusually large number of cancellations in the Company's Phoenix market and delays in opening new communities in Northern California.


Liquidity and Capital Resources:

      The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy  periods of  time
in  advance of revenue realization.   The  Company generally
finances its operations with secured borrowings from commercial banks, financial institutions and private investors, unsecured borrowings in the public market, and with available cash flow from operations.

      The Company has commitments for $25.5 million under
several revolving credit facilities with commercial banks and financial institutions of which $9.9 million was outstanding at January 31, 1997. In addition, the Company has community specific facilities to provide aggregate funding of $23.9 million of which $12.2 million was outstanding and $11.7 million is available to build out the respective communities. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $4.9 million was outstanding as of January 31, 1997. Borrowings under the credit facilities are
secured by liens on specific real   property owned  by  the
Company. The aggregate outstanding principal balance under the Company's credit facilities was $27.0 million as of January 31, 1997.

      In February 1994, the Company issued $50 million in Senior Notes through a public debt offering, of which $29,075,000 were still outstanding on January 31, 1997. The notes are due in December 2000 with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year.

      The Indenture governing the Senior Notes limits total outstanding recourse debt to $15 million unless, at the time the recourse debt is incurred and after giving effect to the proceeds therefrom, certain threshold tests are met for interest coverage and debt to equity ratios, as defined in the Indenture.
At  January  31,  1997,  the    Company's outstanding  recourse
debt was approximately $5.5 million, thus approximately $9.5 million in additional "recourse" debt could have been incurred. As of January 31, 1997, the Company did not meet the threshold tests for interest coverage or debt-to-equity ratios. However, the Company is not precluded from incurring debt on a non-recourse basis, and believes the financing
currently in place is sufficient to   meet   the  Company's
business  objectives   for the foreseeable future.

      The Indenture governing the Senior Notes requires  the
Company to maintain a minimum net worth of $25 million.   If the
Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date" is less than $25 million , then the Company is required to make an offer to all Senior Note holders to acquire on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (the "Net Worth Offer") at a purchase price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase. Notwithstanding this requirement to offer to, and then, repurchase Senior Notes, the Indenture allows the Company to credit against the Net Worth Offer, the principal amount of any Senior Notes acquired by the Company prior to the Trigger Date, through repurchase or optional redemption. The Company may not, however, use any specific Senior Note repurchase in any more than one Net Worth Offer. In no event shall the failure to meet the minimum net worth requirement at the end of any fiscal quarter be counted toward the making of more than one Net Worth Offer.

      For the fiscal quarter ended January 31, 1997, the Company is not in compliance with its minimum net worth
covenant.   In addition, management believes it is  unlikely that
the minimum net worth will be met as of April 30, 1997, which date would represent the Trigger Date for a net worth offer. However, the Company has purchased or redeemed a sufficient amount of Senior Notes believed necessary to meet repurchase
obligations  resulting from  the  first  Trigger Date.   While
there are no assurances, management believes that future income from operations and gains from the extinguishment of Senior Notes will be sufficient to restore minimum net worth before any future Trigger Dates.

      There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future need for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
(a)  None


Item 2.  Changes in Securities
         ---------------------
(a)  None


Item 3.  Defaults upon Senior Securities
         -------------------------------
(a)  Refer to note 5 of Notes to Consolidated Financial Statements.


Item  4.   Submission of Matters to a Vote of Security Holders
           ----------------------------------------------------
(a)  None


Item 5.  Other Information
         -----------------
(a)  None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)   There are no exhibits attached to this report.

(b) The Company did not file any reports on Form 8-K during the period.

                         SIGNATURES


      Pursuant  to  the requirements of the  Securities Exchange
Act of 1934, the Registrant has  duly  caused this  report  to
be  signed  on  its  behalf  by   the undersigned thereunto duly
authorized.

                    THE FORECAST GROUP "Registered Tradename", L.P.

                             By:  FORECAST "Registered Tradename" HOMES, INC.
                                ---------------------------------------------
                                  A California Corporation
                                  its General Partner

March  14, 1997              By:  /s/  James  P. Previti
---------------                 ------------------------
     Date                         James   P.Previti
                                  President



                             By:  /s/ Thomas Connelly
                                ---------------------
                                  Thomas Connelly
                                  Senior Vice President
                                  Principal Financial and
                                  Accounting Officer


                   By:  FORECAST "Registered Tradename" CAPITAL CORPORATION
                        ---------------------------------------------------


March 14, 1997               By:  /s/ James P. Previti
--------------                  ----------------------
     Date                         James P. Previti
                                  President



                             By:  /s/ Thomas Connelly
                                ---------------------
                                  Thomas Connelly
                                  Senior Vice President
                                  Principal Financial and
                                  Accounting Officer