Form 10-Q
period 1997-04-30
FORECAST GROUP LP
filed 1997-06-13
CIK 915350

FORM 10-Q



         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended April 30, 1997
                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OR 1934

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

Registrant's telephone number, including area code: (909)9877788

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

There was no voting stock held by non-affiliates of the Registrant at June 13, 1997.
At June 13, 1997, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.


             THE FORECAST GROUP "Registered Tradename", L.P.
                    CONSOLIDATED BALANCE SHEETS
                       (Amounts in 000's)

                                  April 30,1997  October 31, 1996
                                   (unaudited)
                                  -------------   ----------------
Assets:
-------
 Cash and Cash Equivalents           $3,010       $12,350
 Accounts Receivable                    659           466
 Accounts and Notes Receivable,
   Related Parties                    4,042         5,239
 Real Estate Inventory               71,292        80,760
 Property and Equipment, Net          1,080         1,171
 Other Assets                         2,025         2,200
                                    --------     --------
Total Assets                        $82,108      $102,186
                                    ========     ========
Liabilities & Partners' Equity:
-------------------------------

 Accounts Payable                    $7,404       $11,443
 Accrued Expenses                     1,991         3,624
 Notes Payable:
   Senior Notes at 11 3/8% due
   December 2000                     29,075        34,475
 Collateralized by Real Estate
   Inventory                         23,516        25,720
                                    -------       -------
   Total Notes Payable               52,591        60,195
                                    -------       -------
   Total Liabilities                 61,986        75,262

  Partners' Equity                   20,886        27,688
Less: Capital Notes Receivable
    from Partners                      (764)         (764)
                                    --------      --------
    Net Partners' Equity             20,122        26,924
                                    --------      --------
   Total Liabilities &
     Partners' Equity               $82,108      $102,186
                                    =======      =========

[FN]    See notes to consolidated financial statements.

         THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS'EQUITY
    FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                       (Unaudited)
                    (Amount in 000's)


                         Six Months Ended   Three Months Ended
                               April 30,          April 30,
                            1997     1996      1997      1996
                          -------  -------   -------   -------
Homebuilding Revenues     $53,731  $58,103   $28,888   $31,594
Cost of Homes Sold         45,536   48,315    23,918    26,125
                          -------  -------    ------    ------
   Gross Profit             8,195    9,788     4,970     5,469
                          -------  -------    ------    ------
Operating Expenses:
-------------------
  Selling & Marketing Ex.   6,537    6,580     3,361     3,541
  General & Admin. Ex.      3,738    3,425     1,606     1,673
  Non-Cash Charge for
   Impairment of Real
    Estate Inventory        6,635        -         -         -
                           ------    -----      -----    -----
   Total Operating Ex.     16,910   10,005      4,967    5,214
                           ------   ------      -----    -----
   Operating Income(Loss)  (8,715)    (217)         3      255

Other Income (Expenses):
-----------------------
Interest Income               196      131         65       65
  Other Income and Expenses    83      115         44       50
                             ----     ----       ----     ----
   Total Other Income
     (Expenses)               279      246        109      115
                             ----     ----       ----     ----
 Income (Loss) before
  Extraordinary Gain       (8,436)      29        112      370
 Extraordinary Gain on
  Extinguishment of
   Senior Notes             1,634    1,876          -      493
                           ------   ------        ----   -----
Net Income (Loss)         ($6,802)  $1,905        $112    $863
                           ======   ======        ====   =====

Partners' Equity at
 Beginning of Period     $27,688   $23,998      $20,774 $25,040
 Net Income(Loss)
  this Period             (6,802)    1,905          112     863
                         --------   ------       ------  ------
   Subtotal               20,886    25,903       20,886  25,903
 Less: Capital Notes
Receivable from Partners    (764)        -         (764)      -
                         -------    ------       -------  ------
 Net Partners' Equity
  at End of Period       $20,122   $25,903      $20,122 $25,903
                         =======   =======      ======= ========


[FN]      See notes to consolidated financial statements.


              THE FORECAST GROUP "Registered Tradename", L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                            (Unaudited)
                         (Amount in 000's)

                                               1997      1996
                                               -----     -----
Operating Activities:
---------------------
Net Income (Loss)                             ($6,802)  $1,905
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Generated from (Used for)
  Operating Activities
   Non-Cash Charge for Impairment of
     Real Estate Inventory                      6,635        -
   Extraordinary Gain on Extinguishment
     of Senior Notes                           (1,634)   (1,876)
   Depreciation and Amortization on
     Property and Equipment                       146       128
   Loss (Gain) on Sale of Property and
     Equipment                                      -         9
   Decrease (Increase) in Accounts
     Receivable                                  (193)      174

Decrease (Increase) in Real Estate
     Inventory                                  2,833    (1,468)
   Decrease (Increase) in Other Assets             21      (454)
Increase (Decrease) in Accounts Payable
     and Accrued Expenses                      (5,672)      221
                                               -------     ------
Net Cash Generated from(Used for)
    Operating Activities                       (4,666)    (1,361)
                                               -------     ------
Investing Activities:
   ---------------------
   Additions to Property and Equipment            (55)      (134)
                                               -------     ------
         Net Cash Generated from(Used for)
           Investing Activities                   (55)      (134)
                                               -------     ------

   Financing Activities:
   ---------------------
   Retirement of Senior Notes at 11 3/8% due
     December 2000                              (3,612)   (3,251)
   Decrease (Increase) in Accounts and Notes
     Receivable, Related Parties                 1,197    (2,701)
   Proceeds from Notes Payable                  27,812    33,061
   Proceeds from Notes Payable, Other            1,700     2,221
   Principal Payments on Notes Payable         (30,016)  (28,709)
   Principal Payments on Notes Payable, Other   (1,700)   (2,221)
                                                -------   -------
         Net Cash Generated from(Used for)
           Financing Activities                 (4,619)   (1,600)
                                                -------    ------
     Increase (Decrease) in Cash and Cash
      Equivalents                                (9,340)  (3,095)
Cash and Cash Equivalents at Beginning
      of Period                                   12,350   8,090
                                                 -------   ------
     Cash and Cash Equivalents at End
      of Period                                   $3,010  $4,995
                                                 =======  ======

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

     The results of operations for the six months ended April 30, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the six months ended April 30, 1997, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1996 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

-  Changes in national economic conditions such as interest
   rates, consumer   confidence and job loss or formation statistics
-  Change in economic conditions in the markets in which the
   Company operates   -  Fluctuations in mortgage interest rates
- Cost increases resulting from adverse weather conditions, shortages of labor and construction materials
- Changes in governmental regulations which may delay new home development or impose additional costs or fees.


2.  Real Estate Held for Development and Sale and Related Notes
    Payable

    Real estate held for development and sale and related notes payable consist of the following:

(Amounts in 000's)                     April 30, 1997
                             -----------------------------------
                             Real Estate          Notes Payable
                              Inventory
                            -------------         --------------
Land Held for Development         $15,469                    $0
Residential Projects in Process    47,998                17,669
Model Homes                         7,825                 5,847
                                   ------                ------
     Total                        $71,292               $23,516
                                  =======               =======

                                        October 31, 1996
                                --------------------------------
                                 Real Estate       Notes Payable
                                  Inventory
                                -------------       ------------
Land Held for Development          $15,067                   $0
Residential Projects in Process     57,442               20,449
Model Homes                          8,251                5,271
                                   -------              -------
Total                              $80,760              $25,720
                                   =======              =======


3.  Interest Expense

     The following summarizes the components of interest expense incurred, capitalized, expensed and paid:


(Amounts in 000's)    For the Six Months       For the Three Months
                            Ended                       Ended
                           April 30,                   April 30,
                    ---------------------      -------------------
                         1997     1996             1997    1996
                    ---------------------      --------------------
Interest incurred
  and capitalized       $3,684   $3,760           $1,765   $1,848
 Capitalized interest
  amortized to cost
  of homes sold         $3,362   $2,825           $1,892   $1,589
 Interest paid          $3,913   $3,969             $939     $873


4.  Transactions With Affiliates

     In December of 1994, Mr. Previti did, on his own account, purchase $550,000 of the Company's Senior Notes at a favorable discount from their face value. In January 1995, the Board of Directors of Forecast "Registered Tradename" Homes, Inc., resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Acting upon this authorization, Mr. Previti did acquire another $19,800,000 of Senior Notes of which $14,950,000 were repurchased and retired prior to October 31, 1996. In January 1997, Mr. Previti assigned his interest in the aggregate remaining $5,400,000 of Senior Notes to the Company, in exchange for the Company's assumption of margin debt of $1,700,000 owing by Mr. Previti, and forgiveness of two notes held by and owing to the Company in the total amount of $1,699,000 that were secured by Mr. Previti's interest in the Senior Notes. This transaction resulted in the Company repaying the margin debt of $1,700,000, plus accrued interest, which created an extraordinary gain of $1,634,000 in the first quarter of fiscal 1997.

     The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.

5.  11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename"Capital Corporation, with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. As of April 30, 1997, the Company had retired a total of $20,925,000 of the Senior Notes, leaving $29,075,000 of Senior Notes still outstanding.

     The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million.
If the Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date") is less than $25 million , then the Company is required to make an offer to all Senior Note holders to acquire on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (the "Net Worth Offer") at a purchase price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase. Notwithstanding this requirement to offer to, and then, repurchase Senior Notes, the Indenture allows the Company to credit against the Net Worth Offer, the principal amount of any Senior Notes acquired by the Company prior to the Trigger Date, through repurchase or optional redemption. The Company may not, however, use any specific Senior Note repurchase in any more than one Net Worth Offer. In no event shall the failure to meet the minimum net worth requirement at the end of any fiscal quarter be counted toward the making of more than one Net Worth Offer.

     For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth requirement. Therefore, under the terms of the Company's Indenture, January 31, 1996 became a Trigger Date for the Company, requiring a Net Worth Offer. However, despite this event, the Company had already repurchased or redeemed a sufficient amount of Senior Notes to meet any repurchase obligations resulting from the first Trigger Date. From April 30, 1996 through January 30, 1997, the Company's net worth was again above the $25 million threshold, thereby preventing the occurrence of a second Trigger Date. As a result of the Company's decision to record a non-cash charge for the impairment of real estate inventory at the end of the first quarter of 1997, for the fiscal quarters ended January 31, 1997 and April 30, 1997, the Company was again not in compliance with the minimum net worth requirement, which resulted in the occurrence of a Trigger Date on April 30, 1997. Notwithstanding the occurrence of this Trigger Date, the Company's acquisition and retirement of over $15 million in Senior Notes not previously used in a Net Worth offer, once again prevented the need to make a Net Worth Offer. Using the to date amount of retired Senior Notes, management believes it can prevent the occurrence of any Net Worth Offer up through October 30, 1998.


6.  Real Estate Held for Development and Sale

     In March 1995, The Financial Accounting Standards Board
(FASB) issued Statement No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). Under Statement 121, when events or circumstances indicate that an impairment to an assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets.
If the sum of the estimated undiscounted cash flows is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     Management performs regular evaluations of its real estate inventory and analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. The evaluations consider the competitive nature of homebuilding operations in the Company's principal markets, including changes in sales prices, increases in sales incentives and future costs of development and holding costs during development based on current absorption estimates. Based on these evaluations, a non cash charge for the impairment of certain real estate assets amounting to $6,635,000 was recorded in the three months ending January 31, 1997.

          FORECAST "Registered Tradename" CAPITAL CORPORATION
                            BALANCE SHEET
                             (unaudited)

                            April 30, 1997       October 31, 1996
                            --------------       ---------------
Assets:
-------
Cash                              $500                 $300
                                  ----                 ----
     Total Assets                 $500                 $300
                                  ====                 ====

Liabilities & Shareholders'
  Deficit:
---------------------------
Accounts Payable                  $400                 $400
Accounts Payable,
  Related Parties                3,300                2,300
                                 -----                -----

     Total Liabilities           3,700                2,700

Common Stock, $1.00 par value:
Authorized 10,000 shares
   Issued and Outstanding
 2,500 shares                     2,500               2,500
Accumulated Deficit              (5,700)             (4,900)
                                 -------             -------
Total Shareholders' Deficit      (3,200)             (2,400)
                                 -------             -------
  Total Liabilities
   & Shareholders' Deficit         $500                $300
                                   ====                ====


[FN]        See notes to consolidated financial statements.


   FORECAST "Registered Tradename" CAPITAL CORPORATION STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY FOR THE SIX AND THREE MONTHS
                     ENDED APRIL 30, 1997 AND 1996
                               (Unaudited)

                          For the Six Months      For the Three Months
                                 Ended                   Ended
                                April 30,              April 30,
                         ---------------------     -------------------
                             1997     1996          1997    1996
                         ---------------------     -------------------
General & Administrative
 Expenses                     $0       $0              $0       $0
Income Tax Expense           800      800             800      800
                          -------   ------          ------   -----
   Net Income (Loss)       ($800)   ($800)          ($800)   ($800)
                          =======   ======          ======   ======

 Shareholders' Equity at
  Beginning of Period     (2,400)    (600)         (2,400)    (600)
 Net Income (Loss)
   this Period              (800)    (800)           (800)    (800)
                          -------    -----          ------    -----
 Shareholders' Equity
  at End of Period       ($3,200) ($1,400)        ($3,200) ($1,400)
                         ======== ========         =======  =======


[FN]          See notes to consolidated financial statements.

            FORECAST "Registered Tradename" CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


1.  Basis of Presentation

     Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended October 31, 1996 (File No. 3372106) as filed with the Securities and Exchange Commission.

     The results of operations for the six months ended April
30, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.

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

         THE FORECAST GROUP "Registered Tradename", L.P.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


Part I.      Item 2.

Results of Operations

     The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:

                               Percent of         Percent of
                             Housing Sales       Housing Sales
                                 For the             For the
                               Six Months          Three Months
                             --------------     --------------
                              1997    1996        1997     1996
                             --------------     ----------------
Homebuilding Revenues       100.00%  100.00%     100.00%  100.00%
Cost of Homes Sold           84.75%   83.15%      82.80%   82.69%

                             -------  ------      -------  ------
Gross Profit                 15.25%   16.85%      17.20%   17.31%
Operating Expenses:
-------------------
   Selling & Marketing
     Expense                 12.17%   11.32%      11.63%   11.21%
   General & Administrative
     Expense                  6.96%    5.89%       5.56%    5.30%
   Non-Cash Charge for
     Impairment of
      Real Estate Inventory  12.35%    0.00%       0.00%    0.00%
                            --------  ------       ------  ------
     Total Operating Ex.     31.47%   17.22%      17.19%   16.50%

   Operating Income (Loss)  (16.22%)  (0.37%)      0.01%    0.81%

Number of homes closed         369      425         194      231
Number of homes sold           419      504         282      312
Number of homes in backlog                          215      273
Aggregate value of backlog
 in millions                                    $30,930  $35,589
                                                =======  =======


Results of Operations for the Three Months ended April 30, 1997 and April 30, 1996

     Housing revenues for the three months ended April 30, 1997 were $28.9 million, a decrease of $2.7 million or 8.6% from the three months ended April 30, 1996. The revenues in fiscal 1997 represent 194 closings at an average sales price of $148,900 while the revenues in fiscal 1996 represent 231 unit closings at an average sales price of $136,800. This increase in the overall average sales price is attributable to a variance in the product mix and pricing of specific communities when comparing period to period. The decrease in the number of closings is attributable to fewer homes being in backlog at the beginning of the 1997 fiscal second quarter, which is largely attributable to increased competitive conditions in the Company's Southern California market, as well as a delay in opening new communities in Northern California. In addition, the Company had new home sales, net of cancellations, of 282 homes for the three months ended April 30, 1997. This represented a decrease of 30 homes or 9.6% from the comparable prior year period, and is primarily attributable to the increased competitive conditions in the Company's Phoenix and Southern California markets.

     Gross profit from housing sales were $5.0 million for the three months ended April 30, 1997, a decrease of $499,000, or 9.1%, from the three months ended April 30, 1996, as a result of decreased home closings. The overall gross profit percentage has remained relatively consistent from year-to-year. While the gross profit margin has decreased $499,000, the gross margin per unit has increased $1,900 due to higher average sale price and product mix in the closings.

     Selling and marketing expenses were $3.4 million during the three months ended April 30, 1997, a decrease of $180,000 or 5.1% from the three months ended April 30, 1996. The decrease is primarily attributable to a decrease in house closings, which was partially offset by an increase in advertising expenses needed to keep sales absorptions at similar levels to those reported for the three months ended April 30,1996.

     General and administrative expenses were $1.6 million during the three months ended April 30, 1997, a decrease of $67,000 or 4.0% from the three months ended April 30, 1996. The decrease can be largely attributed to the company's continued effort to reduce unnecessary overhead expenses. General and administrative costs continue to be monitored by management for improvement.

     Income before extraordinary gain was $112,000 during the three months ended April 30, 1997, a decrease of $258,000 from the three months ended April 30, 1996 as a result of a decrease in house closings.


Results of Operations for the Six Months ended April 30, 1997 and
April 30, 1996

     Housing revenues for the six months ended April 30, 1997 were $53.7 million, a decrease of $4.4 million or 7.5% from the six months ended April 30, 1996. The decrease in revenue is a result of a 13% decrease in closings from the comparable prior year period. The decrease in closings is attributable to fewer homes in backlog at the beginning of the 1997 fiscal year largely due to competitive conditions in the Company's Phoenix and Southern California markets and the delay in opening new communities in Northern California. In addition, the Company had new home sales, net of cancellations, of 419 homes for the six months ended April 30, 1997, a decrease of 85 homes or 16% from the comparable prior year period. The decrease in sales is attributable to an unusually large number of cancellations during the first quarter of fiscal 1997 in the Company's Phoenix market, delays in opening new communities in Northern California, and the increased competitive conditions in the Company's Phoenix and Southern California markets.

     Gross profit from housing sales were $8.2 million for the six months ended April 30, 1997, a decrease of $1.6 million or 16.3%, from the six months ended April 30, 1996, primarily as a result of decreased home closings. This tightening of margins was the result of competitive conditions which limited the Company's ability to pass on price increases to its customers, as well as higher financing costs which were created by the Company carrying its inventories for longer periods. In the first quarter of fiscal 1997, the Company recorded a non-cash charge for the impairment of certain real estate assets benefiting future quarters' gross margins.

     Selling and marketing expenses for the six months ended April 30, 1997 were $6.5 million, a decrease of $43,000 or 0.6% from the six months ended April 30, 1996. The decrease is primarily attributable to a decrease in house closings, which is partially offset by an increase in advertising costs needed to keep sales absorptions at similar levels to those reported as of April 30, 1996.

     General and administrative expenses were $3.7 million for the six months ended April 30, 1997, an increase of $313,000 or 9.1% from the six months ended April 30, 1996. The increase is the result of a one-time extraordinary cost incurred in the Company's first quarter of fiscal 1997.

     Loss before extraordinary gain was $8.4 million for the six months ended April 30, 1997, as compared to $29,000 of income before extraordinary gain for the six months ended April 30,1996. The decrease in income is primarily attributable to the Company evaluating it's inventory in relation to future undiscounted cash flows and recording a non-cash charge of $6,635,000 during the first quarter of fiscal 1997.


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

     The Company had commitments for $36.4 million under several revolving credit facilities with commercial banks and financial institutions at April 30, 1997, of which $7.9 million was outstanding. In addition, at April 30, 1997, the Company had community specific facilities capable of providing aggregate fundings of $18.9 million, against which $9.8 million was outstanding at that time. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which the entire $5.8 million was outstanding as of April 30, 1997. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry limited recourse against the Company. As of April 30, 1997, the aggregate outstanding principal balance under the Company's credit facilities was $23.5 million and the recourse to the Company from those borrowings was $4.2 million.

     In February 1994, the Company issued $50 million in Senior Notes through a public debt offering, of which $29,075,000 were still outstanding on April 30, 1997. The notes are due in December 2000 and bear interest at the rate of 11 3/8% per annum, payable semi-annually on June 15 and December 15 of each year. For additional information regarding the Company's Senior Notes please refer to Note 5 of Notes to Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

(a)  None


Item 2.  Changes in Securities
         ---------------------
(a)  None


Item 3.  Defaults upon Senior Securities
         -------------------------------
(a)  Refer to note 5 of Notes to Consolidated Financial Statements.
                        -------------------------------------------


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

          THE FORECAST GROUP "Registered Tradename", L.P.
          -----------------------------------------------
          By: FORECAST "Registered Tradename" HOMES, INC.
          -----------------------------------------------
                                A California Corporation
                                its General Partner

June 13,  1997                  By: /s/ James P. Previti
--------------                  ------------------------
     Date                               James P. Previti
                                        President

                                By: /s/ Larry Day
                                --------------------
                                        Larry Day
                                        Principal Accounting Officer


          By: FORECAST "Registered Tradename" CAPITAL CORPORATION



June 13, 1997                 By: /s/ James P. Previti
-------------                 -------------------------
     Date                              James P. Previti
                                       President



                              By: /s/ Larry Day
                               ---------------------
                                      Larry Day
                                      Principal Accounting Offier