Form 10-Q
period 1997-07-31
FORECAST GROUP LP
filed 1997-09-12
CIK 915350

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR5(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended July 31, 1997
                     OR

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

10670 Civic Center Drive,  Rancho  Cucamonga,   California 91730
(Address of principal executive offices)            (Zip Code)
Registrant's  telephone number, including area code:(909) 9877788

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

There  was no voting stock held by non-affiliates of the
Registrant at September 12, 1997.
At   September  12, 1997, Forecast "Registered Tradename""
Capital Corporation had 2,500 shares of Common stock outstanding.

          THE FORECAST GROUP "Registered Tradename", L.P.
                    CONSOLIDATED BALANCE SHEETS
                        (Amounts in 000's)




                                July 31,1997  October 31, 1996
                                 (unaudited)
                                ------------   --------------
Assets:
-------
  Cash and Cash Equivalents           $11,425       $12,350
  Accounts Receivable                     708           466
  Accounts and Notes Receivable,
  Related Parties                       4,131         5,239
  Real Estate Inventory                69,083        80,760
  Property and Equipment, Net           1,018         1,171
  Other Assets                          1,794         2,200
                                      -------      --------
Total Assets                          $88,159      $102,186
                                      =======      ========
Liabilities & Partners' Equity:
-------------------------------
  Accounts Payable                    $13,071       $11,443
  Accrued Expenses                      1,518         3,624
  Notes Payable:
    Senior Notes at 11 3/8% due
    December 2000                      29,075        34,475
  Collateralized by Real Estate
    Inventory                          23,567        25,720
                                      -------       -------
     Total Notes Payable               52,642        60,195
                                      -------       -------
Total Liabilities                      67,231        75,262

Partners' Equity                       21,692        27,688
 Less: Capital Notes Receivable from
Partners                                 (764)         (764)
                                      -------      --------
   Net Partners' Equity                20,928        26,924
                                      -------      --------
Total Liabilities & Partners' Equity  $88,159      $102,186
                                      =======      ========

[FN]          See notes to consolidated financial statements.


          THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
    FOR THE NINE AND THREE MONTHS ENDED JULY 31, 1997 AND 1996
                            (Unaudited)
                         (Amount in 000's)


                          Nine Months Ended    Three Months Ended
                                July 31              July 31,
                          -----------------    ------------------
                             1997     1996      1997     1996
                           -------  -------   -------   -------
Homebuilding Revenues      $95,481  $97,006   $41,750   $38,903
Cost of Homes Sold          81,028   80,623    35,492    32,308
                            ------   ------    -------   -----
    Gross Profit            14,453   16,383     6,258     6,595

                            -------   -----    -------   ------

Operating Expenses:
--------------------
  Selling & Marketing EX.   10,267   10,382     3,730     3,802
  General & Admin. Ex.       5,588    5,291     1,850     1,866
  Non-Cash Charge for
    Impairment of Real
     Estate Inventory        6,635        -         -         -
  Loss on Abandoned Land
    Options                      -        3         -         3
                            ------   -------    ------    -----
     Total Operating Ex.    22,490   15,676      5,580    5,671
                            ------   -------    ------    -----

Operating Income (Loss)     (8,037)     707        678      924

Other Income (Expenses):
------------------------
   Interest Income             279      187         83       56
   Other Income and Ex.        128       66         45      (49)
                            ------   ------      -----     -----
   Total Other Income
    (Expenses)                 407      253        128        7
                            ------   ------      -----     -----

 Income (Loss) before
  Extraordinary Gain        (7,630)     960        806       931

 Extraordinary Gain on
  Extinguishment of
   Senior Notes              1,634    1,876          -         -
                            ------   ------      ------    -----
Net Income (Loss)          ($5,996)  $2,836       $806      $931
                            ------   ------      ------    -----
 Partners' Equity at
   Beginning Of Period     $27,688  $23,998     20,886   $25,903
   Capital Contribution/
    (Distribution)               -    ($200)         -     ($200)
 Net Income(Loss)
  this Period               (5,996)   2,836        806       931
                            ------   ------      ------   ------
   Subtotal                 21,692   26,634     21,692    26,634
 Less: Capital Notes
Receivable from Partners      (764)    (764)      (764)     (764)
                            ------   ------      ------   -------
 Net Partners' Equity at
   End of Period           $20,928  $25,870    $20,928   $25,870
                           =======  =======    =======   =======


[FN]            See notes to consolidated financial statements.




         THE FORECAST GROUP "Registered Tradename" L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JULY 31,  1997 AND 1996
                            (Unaudited)

                         (AMOUNT IN 000's)
                                              1997        1996

                                              -----       -----
Operating Activities:
---------------------
Net Income (Loss)                             ($5,996)      $2,836
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Generated from (Used for)
    Operating Activities
     Non-Cash Charge for Impairment of
       Real Estate Inventory                    6,635            -
Extraordinary Gain on Extinguishment
       of Senior Notes                         (1,634)      (1,876)
Depreciation and Amortization on
       Property and Equipment                     222          202
     Loss (Gain) on Sale of Property
       and Equipment                                -            5
     Decrease (Increase) in Accounts
       Receivable                                (242)          54
     Decrease (Increase) in Real Estate
       Inventory                                5,042       (3,175)
     Decrease (Increase) in Other Assets          252         (505)
     Increase (Decrease) in Accounts
       Payable and Accrued Expenses              (478)       1,304
                                                ------      ------
Net Cash Generated from(Used for)
 Operating Activities                           3,801       (1,155)
                                                ------       ------
Investing Activities:
---------------------
Additions to Property and Equipment               (69)        (154)
Proceeds from sale of property and equipment        -            3
                                                ------       ------
Net Cash Generated from(Used for)
 Investing Activities                             (69)        (151)
                                                ------       ------

Financing Activities:
---------------------
Retirement of Senior Notes at 11 3/8% due
  December 2000                                 (3,612)     (3,251)
Decrease(Increase)in Accounts and Notes
  Receivable, Related Parties                    1,108      (1,958)
Proceeds from Notes Payable                     49,377      51,932
Proceeds from Notes Payable, Other               1,700       2,221
Principal Payments on Notes Payable            (51,530)    (46,527)
Principal Payments on Notes Payable             (1,700)     (2,221)
                                                ------      -------
Net Cash Generated from(Used for)
 Financing Activities                           (4,657)        196
                                                ------       ------
Increase (Decrease) in Cash and Cash
 Equivalents                                      (925)     (1,110)
Cash and Cash Equivalents at Beginning of
 Period                                         12,350       8,090
                                                ------       ------
Cash and Cash Equivalents at End of Period     $11,425      $6,980
                                                ======       ======


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

      The results of operations for the nine months ended July
31, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.

      The results of operations for the nine months ended July 31, 1997, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1996 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:


- Changes in national economic conditions such as interest rates, consumer confidence and job loss or formation statistics
-  Change in economic conditions in the markets in which the
Company operates
-  Fluctuations in mortgage interest rates
-  Cost increases resulting from adverse weather conditions,
shortages of labor and/or construction materials              -
Changes in governmental regulations which may delay new home development or impose additional costs or fees.


2.   Real  Estate Held for Development and Sale and  Related
     Notes Payable

     Real estate held for development and sale and related notes payable consist of the following:

(Amounts in 000's)                          July 31, 1997
                                     ---------------------------
                                     Real Estate    Notes Payable
                                      Inventory
                                     -----------    -------------
Land Held for Development               $15,341             $0
Residential Projects in Process          47,294         19,156
Model Homes                            6,448,00          4,411
                                     ----------      ----------
   Total                                $69,083        $23,567
                                     ==========      ==========

                                         October 31, 1996
                                     ---------------------------

                                     Real Estate    Notes Payable
                                      Inventory
                                     -----------    -------------
Land Held for Development               $15,067              $0
Residential Projects in Process          57,442          20,449
Model Homes                               8,251           5,271
                                     -----------     ------------
   Total                                $80,760         $25,720
                                     ===========     ============


3.  Interest Expense

     The following summarizes the components of interest expense incurred, capitalized, expensed and paid:



(Amount in 000's)      For the Nine Months     For the Three Months
                            Ended                     Ended
                             July 31,                July 31,
                       ------------------     -------------------
                         1997       1996          1997      1996
                       -------------------     ------------------
Interest incurred and
Capitalized             $5,393    $5,591           $1,709   $1,831
Capitalized interest
amortized to cost
of homes sold           $6,183    $4,802           $2,821   $1,977
Interest paid           $6,488    $6,798           $2,575   $2,829




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


5.   11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename" Capital Corporation, with interest only payments due semi-annually on June 15 and December 15 of each
year.   The  notes are  unsecured  obligations of the Company and
rank pari passu in right of payment with all senior indebtedness of the Company. As of July 31, 1997, the Company had retired a total of $20,925,000 of the Senior Notes, leaving $29,075,000 of Senior Notes still outstanding.

      The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. If the Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date") is less than $25 million , then the Company is required to make an offer to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (the "Net Worth Offer") at a purchase price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase. Notwithstanding this requirement, to offer to and then repurchase Senior Notes, the Indenture allows the Company to credit against the Net Worth Offer, the principal amount of any Senior Notes acquired by the Company prior to the Trigger Date, through repurchase or optional redemption. The Company may not, however, use any specific Senior Note repurchase in any more than one Net Worth Offer. In no event shall the failure to meet the minimum net worth requirement at the end of any fiscal quarter be counted toward the making of more than one Net Worth Offer.

     For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net
worth requirement.    Therefore,  under  the  terms  of   the
Company's Indenture, January 31, 1996 became a Trigger Date for the Company, requiring a Net Worth Offer. However, despite this event, the Company had already repurchased or redeemed a sufficient amount of Senior Notes to meet any repurchase obligations resulting from the first Trigger Date. From April 30, 1996 through January 30, 1997, the Company's net worth was again above the $25 million threshold, thereby preventing the occurrence of a second Trigger Date. As a result of the company's decision to record a non-cash charge for the impairment of real estate inventory at the end of the first quarter of 1997, for the fiscal quarters ended January 31,
1997, April 30, 1997 and July 31, 1997, the Company was again not in compliance with the minimum net worth requirement, which resulted in the occurrence of a Trigger Date on April 30,
1997.     Notwithstanding the occurrence of this Trigger Date,
the company's acquisition and retirement of over $15 million in Senior Notes not previously used in a Net Worth Offer, once again prevented the need to make a Net Worth Offer. Using the to date amount of retired Senior Notes, management believes it can prevent the occurrence of any Net Worth Offer up through October 30, 1998.


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

        FORECAST "Registered Tradename" CAPITAL CORPORATION
                           BALANCE SHEET

                             July 31, 1997      October 31, 1996
                               (unaudited)
                             -------------      -----------------
                              ------------       ----------------
Assets:
-------
Cash                             $500                  $300
                               -----------        --------------
Total Assets                     $500                  $300
                               ===========        ===============


Liabilities & Shareholders'
  Deficit:
---------------------------
Accounts Payable                      $400                  $400
Accounts Payable, Related Parties    3,300                 2,300
                                -----------        --------------
     Total Liabilities               3,700                 2,700
Common Stock, $1.00 par value:
  Authorized 10,000 shares
  Issued and Outstanding
    2,500  shares                    2,500                 2,500
 Accumulated Deficit                (5,700)               (4,900)
                                -----------         -------------
 Total Shareholders' Deficit        (3,200)               (2,400)
                                -----------         -------------
     Total Liabilities
       & Shareholders' Deficit        $500                  $300
                                ==========          =============


[FN]          See notes to consolidated financial statements.


        FORECAST "Registered Tradename" CAPITAL CORPORATION
         STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
   FOR THE NINE AND THREE MONTHS ENDED JULY 31, 1997 AND 1996
                            (Unaudited)





                          Nine Months Ended    Three Months Ended
                              July 31,              July 31,
                          -----------------     -----------------
                            1997       1996        1997     1996
                          -----------------      ----------------
General & Admin. Ex.         $0        $700         $0     $700
Income Tax Expense          800         800          0        0
                          ------     -------    -------    -------
   Net Income (Loss)       $800)    ($1,500)        $0     ($700)
                          ======     =======    =======    ======
Shareholders' Equity at
   Beginning of Period   (2,400)       (600)    (3,200)   (1,400)
Net Income(Loss)
   this Period             (800)     (1,500)         0      (700)
                          ------     -------    -------   -------
Shareholders' Equity at
   End of Period        ($3,200)    ($2,100)   ($3,200)  ($2,100)
                        ========     =======    =======   =======

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

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended October 31, 1996 (File No. 33-72106) as filed with the Securities and Exchange Commission.

      The results of operations for the nine months ended July
31, 1997 do not necessarily indicate the results that can be expected for the full fiscal year.

2.  Income Taxes

      The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board
Statement No.109 "Accounting for Income Taxes".

          THE FORECAST GROUP "Registered Tradename", L.P.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



Part I.      Item 2.

Results of Operations
---------------------

      The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:


                           Percent of                Percent of
                          Housing Sales             Housing Sales
                          For the Nine              For the Three
                          Months Ended               Months Ended
                            July 31,                    July 31,
                      ------------------       ------------------
                          1997     1996            1997      1996
                     -------------------       ------------------
Homebuilding Revenues   100.00%   100.00%        100.00%  100.00%
Cost of Homes Sold       84.86%    83.11%         85.01%   83.05%
                        -------   -------        -------  -------
   Gross Profit          15.14%    16.89%         14.99%    6.95%

 Operating Expenses:
   Selling & Marketing
     Expense             10.75%    10.70%          8.93%    9.77%
   General & Admin.
      Expense             5.85%     5.45%          4.43%    4.80%
   Non-Cash Charge for
     Impairment of Real
       Estate Inventory   6.95%     0.00%          0.00%    0.00%
   Loss on Abandoned
       Land Options       0.00%     0.00%          0.00%    0.00%
                         ------    ------         ------   ------
     Total Operating Ex. 23.55%    16.16%         13.37%   14.58%


Operating Income (Loss)  (8.42%)    0.73%          1.62%    2.38%


Number of homes closed     657       701            288      276
Number of homes sold       719       751            300      247
Number of homes in backlog                          227      248
Aggregate value of
 backlog in millions                            $34,186  $33,707
                                               ========  ========


Results of Operations for the Three Months ended July 31, 1997 and July 31, 1996


     Housing revenues for the three months ended July 31, 1997 were $41.8 million, representing an increase of $2.8 million or 7.3% from the three months ended July 31, 1996. The revenues in fiscal 1997 represent 288 closings, an increase of 4.4% from the three months ended July 31, 1996. This increase in revenues is also attributable to a 2.9% increase in the average sales price for the same period a year ago. In addition, the Company had new home sales, net of cancellations, of 300 homes for the three months ended July 31, 1997, representing an increase of 21.5% from the comparable prior year period, and a 1.4% increase in the aggregate value of homes in backlog as of July 31, 1997 as compared to July 31, 1996.

      Gross profit from housing sales were $6.3 million for the three months ended July 31, 1997, a decrease of $337,000, or 5.1%, from the three months ended July 31, 1996. The decrease in gross profit margin is attributable to increasing warranty reserves during the quarter, mainly in the Arizona Division, and amortizing a higher percentage of capitalized interest when comparing period to period.

     Selling and marketing expenses decreased by $72,000 or 1.9% during the three months ended July 31, 1997, as compared to the three months ended July 31, 1996. This decrease is attributable to the Company being able to reduce the level of incentives it had to offer to its homebuyers without adversely affecting its historical sales absorption rates.

      General and administrative expenses decreased $16,000 or 0.9% during the three months ended July 31, 1997, as compared to the three months ended July 31, 1996. This reduction is primarily attributable to Senior Management's restructuring of the division level reporting and responsibility lines, which resulted in greater efficiencies at all division levels.

     Income before extraordinary gain was $806,000 during the three months ended July 31, 1997, representing a decrease of $125,000 as compared to the three months ended July 31, 1996. This decrease is attributable to an increase in warranty costs and capitalized interest amortized through the cost of sales.


Results of Operations for the Nine Months ended July 31, 1997 and
July 31, 1996

      Housing revenues for the nine months ended July 31, 1997 were $95.5 million, representing a decrease of $1.5 million or 1.6% from the nine months ended July 31, 1996. The decrease in revenue is a result of a 6.3% decrease in closings from the comparable prior year period. The decrease in closings is attributable to the delay in opening new communities in Northern California and fewer homes in backlog in the Company's
Phoenix  and Southern  California markets.   In  addition, the
Company had new home sales, net of cancellations, of 719 homes for the nine months ended July 31, 1997, a decrease of 4.3% from the comparable prior year period. This reduction in sales is also attributable primarily to the delay in opening new communities.

      Gross profit from housing sales were $14.5 million for the nine months ended July 31, 1997, which represents a decrease of $1.9 million or 11.8%, from the nine months ended July 31, 1996. This decrease is primarily as a result of the decreased number of home closings in this reporting period as compared to the comparable prior year period and an increase in warranty reserves during the current fiscal year, primarily in the Arizona Division. Allowing for the warranty adjustment, gross profit margin per unit is still slightly lower for this reporting period, due to amortizing a higher percentage of capitalized interest when comparing period to period.

      Selling and marketing expenses for the nine months ended July 31, 1997 were $10.3 million, reflecting a decrease of $115,000 or 1.1% from the nine months ended July 31, 1996. The decrease is primarily attributable to a decrease in house closings over the entire nine month period ending July 31, 1997.

      General and administrative expenses were $5.6 million for the nine months ended July 31, 1997, an increase of $297,000 or 5.6% from the nine months ended July 31, 1996, resulting from a onetime extraordinary cost incurred in the Company's first fiscal quarter of 1997. Senior Management continually analyzes the general and administrative costs and has recently restructured the division level reporting and responsibility lines, which has resulted in greater efficiencies at all division levels.

      Loss before extraordinary gain was $7.6 million for the nine months ended July 31, 1997, as compared to $960,000 of income before extraordinary gain for the nine months ended July 31, 1996. The decrease in income is primarily attributable to the Company evaluating it's inventory in relation to future undiscounted cash flows and recording a non-cash charge of $6,635,000 during the first fiscal quarter of 1997.


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

      At July 31, 1997, the Company had commitments for $53.2 million under several revolving credit facilities with commercial banks and financial institutions, of which $16.3 million was outstanding. In addition, at July 31, 1997, the Company had community specific facilities capable of
providing  aggregate fundings   of   $3.8  million,  against
which $2.8 million was outstanding at that time. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $4.4 million was outstanding as of July 31, 1997. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry limited recourse against the Company. As a result, on July 31, 1997, the aggregate outstanding principal balance under the Company's credit facilities was $23.6 million and the recourse to the Company from those borrowings was $4.7 million.

     Cash  and  cash equivalents at July 31, 1997, were
abnormally high   as  a  direct  result  of  the  Company's
aggressive   land acquisition  program,  which  itself is
designed to support the Company's plan of controlled expansion and growth.

      For the nine months ended July 31, 1997, the Company's interest incurred and capitalized decreased 3.5% as compared to the nine months ended July 31, 1996. This decrease represents the continual negotiations with lenders to reduce financing rates, which will enable the Company to improve gross margins in future reporting periods.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
(a)  None


Item 2.  Changes in Securities
------------------------------
(a)  None


Item 3.  Defaults upon Senior Securities
----------------------------------------
(a)   Refer to note 5 of Notes to Consolidated  Financial Statements.
                         -------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
(a)  None


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

September 12, 1997       By:  /s/ James P. Previti
------------------            --------------------
     Date                         James P. Previti
                                  President


                         By:  /s/ Larry R. Day
                              ----------------
                                  Larry R. Day
                                  Principal Accounting Officer


     By:   FORECAST  "Registered   Tradename" CAPITAL CORPORATION
           ------------------------------------------------------

September 12, 1997       By:  /s/ James P. Previti
------------------            --------------------
     Date                         James P. Previti
                                  President



                         By:  /s/ Larry R. Day
                              ----------------
                                 Larry R. Day
                                 Principal Accounting Officer