Form 10-K
period 1997-10-31
FORECAST GROUP LP
filed 1998-01-28
CIK 915350

SECURITIES AND EXCHANGE COMMISSON WASHINGTON,  D.C.   20549
                            FORM 10-K

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

             For the year ended October 31, 1997

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OR 1934

             For the transition period from N/A

              Commission File Number: 33-72106

   THE FORECAST GROUP "Registered Tradename", L.P. and FORECAST
           "REGISTERED Tradename" CAPITAL CORPORATION

    (Exact Name of Registrants as specified in their charter)

         California                33-0582072
         California                33-0582077
(State of Organization)  (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California 91730
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(909)9877788


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

There was no voting stock held by nonaffiliates of the Registrant at January 28, 1998.

At January 28, 1998, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

                                  PART I
                            ITEM I - BUSINESS


General

     The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") designs, constructs and markets single-family detached homes targeted at "entry-level" and "first time move-up" home buyers, and is a leading homebuilder (based on the number of homes closed) in the metropolitan areas of Southern California, Northern California and Phoenix, Arizona. Since 1971, the Company has built and closed sales of approximately 11,600 homes, including 901 homes during the fiscal year ended October 31, 1997.


Geographic Markets

     The Company presently conducts its homebuilding activities through three separate divisions. Initially, the Company's operations were concentrated in Southern California, primarily in regions know as the Inland Empire and Antelope Valley. The Inland Empire encompasses portions of Riverside and San Bernardino Counties and the Antelope Valley encompasses portions of northern Los Angeles County and southern Kern County. In 1995, the Southern California division expanded into northern San Diego County.

     In 1989, the Company diversified its operations into the Sacramento Valley area of Northern California and in 1992 further diversification took place through expansion into the Phoenix, Arizona metropolitan area. Geographic diversity provides greater balance to the Company's earnings and reduces the Company's exposure to potentially adverse economic conditions in any one geographic area.

     Forecast "Registered Tradename" is a California limited partnership. Forecast's "Registered Tradename" sole general parter is Forecast Homes, Inc., a California corporation ("FHI"), which is wholly owned by Mr. James P. Previti. Forecast Capital Corporation ("Capital") is a California corporation and a wholly owned subsidiary of Forecast "Registered Tradename" which was formed solely to facilitate the offering of 11 3/8% Senior Notes due December 2000 (the "Offering"). The Offering was completed in February 1994 in the aggregate principal amount of $50,000,000. The Notes are the joint and several obligation of Forecast "Registered Tradename" and Capital; however, Forecast "Registered Tradename" received all net proceeds of the Offering.


Operating Strategy

     Key elements of the Company's operating strategy include the following:

- Focus on Entry-Level Housing. The Company primarily builds affordable entry-level homes in markets with potentially high absorption rates. The Company's homes sell for approximately $89,990 to $219,990 and generally within FHA/VA maximum loan limits for the areas in which the Company operates. Some of the benefits of FHA/VA financing include smaller down payments, lower interest rates and guidelines which allow home purchasers to qualify for a loan when conventional financing would be unavailable. As a result, a majority of the Company's homebuyers obtain FHA/VA financing. The Company targets buyers of entry-level homes because, among other reasons, (i) the depth of the market for new homes is greatest in the entry level segment; (ii) first-time home buyers' purchase of a home from the Company is not dependent upon the sale of an existing home; and(iii) entry-level homes best accommodate the use of efficient standardized production and construction methods.

- Select Markets Anticipated to Have High Absorption Rates.
  The Company regularly conducts market research and demographic analyses of both its existing and potential markets to predict the likely absorption rates of affordable entry-level housing in those markets.

- Purchase Entitled Land or Condition Land Purchases on
  Obtaining All Necessary Entitlements Before Closing Escrow on a Land Purchase. Management believes that purchasing entitled land at low prices is the key component to profitability for the Company. When desirable unentitled land is available for purchase, the Company conducts an investigation into the timing and likelihood of obtaining the necessary entitlements, and will often condition its purchase upon the receipt of such entitlements. This strategy allows the Company to begin selling and constructing homes quickly after closing land purchases, thus reducing the costs and risks associated with lengthly entitlement procedures.

- Maintain an Inventory of Land Generally Expected to be Developed Within Two Years or Less. The Company generally maintains inventories of land expected to be developed within two years or less in an effort to match land costs with current market prices for finished homes. Whenever possible, the Company negotiates phased purchasing or "rolling options" to minimize its investment in land inventory and the associated carrying costs.

- Require HomeBuyers to Pre-Qualify Financially Prior to Approving a Sales Contract. Prior to entering into a sales contract with a prospective homebuyer, the Company requires the Mortgage Company, typically its Rancho Mortgage "Registered Tradename" affiliate, to confirm that the homebuyer has the apparent ability to qualify for the purchase of the home. Management believes this pre-sales qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.

- Defer Construction of a Home Until After a Sales Contract
  Has Been Executed and a Deposit Has Been Received. In general, the Company does not commence construction of a home until after a sales contract has been signed and a deposit has been received. The Company limits the construction of speculative homes, based on the specific market conditions in any single community. As a result, the vast majority of the Company's homes are delivered to homebuyers within a few days after construction is completed.

- Build a Standardized Product That Can be Constructed
  Quickly, Efficiently and Cost Effectively. Each product line built by the Company has several different elevations and floor plans, but essentially consists of standardized features that allow relatively quick, cost effective construction. Each product line is periodically value engineered to identify potential cost savings.

- Demand a Commitment to Quality. The Company acts as general contractor for each of its projects and requires its subcontractors and suppliers to use high quality, durable materials in the construction of its homes. The construction manager for each project is responsible for ensuring that each home meets the Company's standards for quality workmanship and materials. The Company measures product quality and customer satisfaction by conducting formal surveys with each customer immediately after they acquire title to their new home.

Summary of Residential Projects

     The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single family detached. As of October 31, 1997, the Company owned 1,948 lots available for future home closings and had another 2,987 building lots under its control through acquisition contracts.


---------------------------------------------------------------
                                Bldg.   Total   Sales    Sales
             No. of      Bldg.  Lots    Bldg.   Backlog  Price
             Active      Lots   Under   Lots    as of    Range
Market      Communities Owned  Constr. Avail.  10/31/97
                                (1)              (2)     (3)
---------------------------------------------------------------
Southern
 California    6       1,183  1,045     2,228   130     $101,990
                                                             -
                                                        $195,000
Northern
 California    7         317  1,492     1,809    90     $100,900
                                                             -
                                                        $219,990
Arizona        5         448    450       898    69     $ 89,990
                                                             -
                                                        $210,000
----------------------------------------------------------------
Company Totals 18       1,948  2,987    4,935   289
================================================================


(1) Building lots under contract include the Company has the right to acquire under option provisions in certain acquisition contracts; thus, there can be no assurance the Company will actually acquire these lots.

(2) Sales backlog refers to sales contracts that have not yet closed. There can be no assurance that closings of homes will occur.

(3) Reflects base price, excluding any lot premiums and buyer selected options, which vary from community to community.



Land Acquisition

     In considering the purchase of land for the development of a new home community, the Company reviews such factors as proximity to existing developed areas; population growth patterns; availability and quality of existing public services such as water, gas, electricity, sewers and schools; employment growth rates; the perceived absorption rate for new housing; transportation availability and the estimated costs of development. The general policy of the Company is to complete a purchase of land only when it can reasonably project commencement of construction within a specified period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's being able to obtain all requisite approvals from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of 50 to 250 homes.


Development and Construction

     The Company functions as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's employees coordinate the construction of each community and the activities of subcontractors and suppliers, and subject their work to quality and cost controls and compliance with zoning and building codes. Subcontractors typically are retained on a phase by-phase basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into only after competitive bidding. The Company is not dependent to any material degree upon the services of any one subcontractor and believes that, if necessary, it could retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.


Sales and Marketing

     The Company normally builds, decorates, furnishes and landscapes model homes for each community and maintains on-site sales offices. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes generally are not permitted, but homebuyers may select various other optional construction and design amenities.

     The Company sells virtually all of its homes through Company sales representatives, who typically work from sales offices in the model homes or from on-site trailers located in each subdivision. To a lesser extent, the Company also uses independent cooperative brokers to assist in selling its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes, and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are provided information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans.

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


Homeowner Warranty

     The Company provides homeowners with a limited one year warranty wherein the Company will correct deficiencies due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in the states in which the Company does business may grant rights to homebuyers in addition to those provided by the Company. California law establishes a ten-year period and Arizona an eight-year period during which a homebuyer may request the Company to repair any latent defects in the architectural design or actual construction. The Company generally maintains reserves with respect to units previously sold for the purpose of covering future warranty expenditures.


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

     The homebuilding industry is cyclical and significantly affected by consumer confidence levels, interest rates, employment trends and other prevailing economic conditions. A variety of other factors affect the homebuilding industry and demand for new homes, including consumer preferences, demographic trends, availability of mortgage financing and costs associated with home ownership such as property taxes, assessments and homeowner association fees.


Government Regulation and Environmental Matters

     The housing industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. Such regulations affect homebuilding by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design, as well as the manner in which homebuilders, such as the Company, may conduct their sales activities and other dealings with their home buyers. In developing a community, the Company must obtain the approval of numerous governmental authorities regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electricity, telephone and cable television), and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable laws, may require additional approvals, or modifications of approvals previously obtained.

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


Employees

     As of October 31, 1997, the Company employed approximately 156 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, some of the subcontractors and suppliers engaged by the Company are represented by labor unions or are subject to collective bargaining agreements. The Company believes that relations with its employees, subcontractors and suppliers are good.


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


                 ITEM 3 - LEGAL PROCEEDINGS


     The Company is subject to routine litigation incidential to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to a vote of security holders during the Company's fiscal year ended October 31, 1997.


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




-------------------------------------------------------------

                                Year Ended October 31
                      ---------------------------------------
Note:
$ are in
 thousands            1997     1996     1995    1994      1993
                      ----------------------------------------

Operating Data:
---------------
Homes Delivered:
  Number of
   Homes Delivered       901    1,006      915     849     1,022
                         ===    =====      ===     ===     =====
  Ave. Price of
   Homes Delivered    $147.1   $140.8   $139.4  $124.7    $120.7
Sales Backlog (1):
  Number of Homes
   In Sales Backlog      289      165      200     155        56
                        ====      ===      ===     ===        ==
  Aggregate Value of
    Homes in Sales
      Backlog        $44,707  $22,659  $25,657 $20,530    $6,432
  Average Price of
    Homes in Sales
      Backlog         $154.7   $137.3   $128.3  $132.5    $114.9

Statement of
 Operations Data:
-----------------
Homebuilding
 Revenues           $132,518 $141,652 $127,538 $105,849 $123,339
Cost of
 Homes Sold          112,278  117,702 113,7792   90,624  100,703
Selling &
  Marketing Exp.      13,929   15,215   12,114     9,075   8,804
General & Admin. Ex.   7,397    7,006    7,508     8,032  10,172
Provision for Losses
 on Real Estate
 Inventory             6,635        0    2,937     1,400       0

Loss on Abandoned
 Land Options            726        3      139     1,125       0
----------------------------------------------------------------
 Operating Income
  (Loss)              (8,447)   1,726   (8,952)   (4,407)  3,660
----------------------------------------------------------------
 Interest Income         395      274      200       256     158
 Interest & Fee Ex.(2)     0        0      119       346   4,851
 Other Income            156       14      472       609     257
----------------------------------------------------------------
 Income (Loss) before
   Income Taxes and
     Extrordinary
       Gain           (7,896)   2,014   (8,399)   (3,888)   (776)
----------------------------------------------------------------
Income Tax Expense
(Benefit)  (3)             0        0        0         0       0
Extraordinary Gain on
  Extinguishment of
   Senior Notes        1,634    1,876    3,312         0       0
----------------------------------------------------------------
Net Income (Loss)    ($6,262)  $3,890  ($5,087)  ($3,888)  ($975)
================================================================

Balance Sheet Data:
-------------------
Real Estate Inventory$71,012  $80,760  $82,572   $93,573 $58,526
Total Assets          91,582  102,186   97,241   113,926  79,897
Debt                  56,053   60,195   60,925    72,163  33,088
Partners' Equity      20,662   26,924   23,234    27,022  30,910

Other Data:
-----------
Gross Margin %         15.3%    16.9%    10.8%     14.4%   18.4%
EBITDA(4)             $2,433  $11,329     $692   ($1,173) $6,922
Interest Incurred (5) $7,076   $7,884   $8,073    $5,764  $3,179
Coverage Ratio (6)       0.3      1.4      0.1       n/a     2.2
Debt to Equity
  Ratio (7)              2.7      2.2      2.6       2.7     1.1





(1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.

(2) Includes credit enhancement fees of $4,270,000, for the year ended October 31, 1993. No credit enhancement fees were incurred for the years ended October 31, 1997, 1996, 1995 and 1994.

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

(7)  "Debt-to-Equity Ration" means the ratio of all outstanding
      Debt to Net Worth (Partners' Equity) as calculated in accordance with the definition of such term in the Indenture.



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

     The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. Following approximately seven years of a regional economic downturn, those markets in which the Company operates began to see a slight recovery in the fourth quarter of 1997, as is evidenced by the increase in the Company's backlog as of October 31, 1997.

     The Company commenced a geographic diversification strategy in fiscal 1989 in order to reduce its dependence on the Southern California real estate market. The following table sets forth certain information by geographic region for the fiscal years 1997, 1996 and 1995.

                             For the Year Ended October 31
----------------------------------------------------------------
Note: $ are in thousands     1997         1996          1995
----------------------------------------------------------------



Number of Homes
Delivered:
---------------
 Southern California          351          432           377
 Northern California          329          280           305
 Arizona                      221          294           233
                           ---------------------------------
  Total                       901        1,006           915
                           =================================
Housing Sales:
--------------
 Southern California      $51,723      $60,577       $50,962
 Northern California       51,880       43,484        44,741
 Arizona                   28,915       37,590        31,835
                         -----------------------------------
Total                    $132,518     $141,651      $127,538
                         ===================================


Gross Profit:
-------------
 Southern California      $7,585      $10,420        $6,336
 Northern California       7,589        6,304         5,416
 Arizona                   5,033        7,226         1,994
 Corporate Holdings           33            -             -
                         ----------------------------------
   Total                 $20,240      $23,950       $13,746
                         ==================================



Gross Profit Margin:
---------------------
   Southern California     14.7%       17.2%          12.4%
   Northern California     14.6%       14.5%          12.1%
   Arizona                 17.4%       19.2%           6.3%
                          ---------------------------------
     Total                 15.3%       16.9%          10.8%
                          =================================



  During the fiscal year ended October 31, 1997, the Company reported revenues of $132.5 million and a net loss of $6.3 million, which includes a $6.6 million provision for losses on real estate inventory and a $1.6 million extraordinary gain from the early retirement of a portion of the Company's Senior Notes. The operating results for fiscal 1997, while reflecting a loss for the year, did show the sale of over 1,000 houses which produced the highest backlog at year-end in the Company's history. The net income from homebuilding operations for the final three (3) quarters of the year was $1.3 million, net of management's decision not to exercise a land purchase option in a community in Arizona, while for the entire fiscal year ended October 31, 1997. Management believes that recent economic reports of increasing job formation and continuing lower interest rates are likely to sustain consumer confidence and result in more potential homebuyers over the next few years.


Seasonality

     The Company's results of operations are highly seasonal. The Company's annual operating cycle typically begins with fewer customer orders from October through December, followed by stronger orders from January through June and moderate orders from July through September. Since home deliveries typically follow customer orders by up to 120 days, the Company's revenues are usually lowest in the first and second quarters which follow seasonally slow sales periods.


Backlog

     The Company's backlog at October 31, 1997 and 1996, respectively, was 289 homes with an aggregate sales value of $44.7 million, and 165 homes with an aggregate sales value of $22.7 million. The backlog at October 31, 1997 was the highest in the Company's history. Sales of the Company's homes are made pursuant to standard sales contracts generally entered into only after customers have been prequalified for financing of their selected home. The Company only recognizes revenue on homes covered by sales contracts when such sales are closed and title passes to the buyer. The period of time between the execution of a sales contract for a home and the closing generally varies from as little as one month to as long as three to four months depending on, among other things, the stage of the development on any single lot, and weather conditions.


Results of Operations

     A comparative summary of operating results for fiscal years
1997, 1996 and 1995 is presented in the following table:

                              For the Year Ended October 31
                              -----------------------------
                              1997       1996       1995
                              -----------------------------
Amounts
as a Percentage
 Of Revenues:
-----------------------
  Homebuilding Revenues          100.0%    100.0%      100.0%
  Cost of Homes Sold              84.7%     83.1%       89.2%
                                  -----     -----       ----
Gross Profit                      15.3%     16.9%       10.8%
                                  -----     -----       -----

Operating Expenses:
  Selling & Marketing Expenses    10.5%     10.7%        9.5%
  General & Admin. Expenses        5.6%      4.9%        5.9%
  Provision for Impairment of
    Real Estate Inventory          5.0%      0.0%        2.3%
  Loss on Abandoned
    Land Options                   0.5%      0.0%        0.1%
                                  -----     -----       -----
   Total Operating Expenses       21.6%     15.7%       17.8%
                                  -----     -----       -----
   Operating Income (Loss)        (6.4%)     1.2%       (7.0%)
                                  =====     =====       =====

Average per Home Closed ($):
----------------------------
Homebuilding Revenues         $147,079  $140,807    $139,386
Cost of Homes Sold             124,615   117,000     124,363
                               -------  --------     -------
  Gross Profit                  22,464    23,807      15,023
                               -------   -------    --------
 Operating Expenses:
   Selling & Marketing Exp.     15,459    15,124      13,239
   General & Admin. Exp.         8,210     6,964       8,205
   Provision for Impairment
     Of Real Estate Inventory    7,364         -       3,210
   Loss on Abandoned
     Land Options                  806         3         152
                               -------    -------    -------
     Total Operating Expenses   31,839    22,091      24,807
                               -------    -------    -------
  Operating Income (Loss)      ($9,375)   $1,716     ($9,784)
                               ========   =======    =======
Other Data:
-----------
Number of Homes Closed             901     1,006         915
Number of Homes Sold             1,025       971         960
Number of Homes in
  Sales Backlog                    289       165         200
   Aggregate Value of
     Sales Backlog ($ millions)  $44.7     $22.7       $25.7




Fiscal 1997 Compared to Fiscal 1996

     Homebuilding revenues for the year ended October 1997 were $132.5 million, a decrease of $9.1 million or 6.4% from the year ended October 1996 as the number of homes closed decreased 10.4% to 901 as compared to 1,006 in the prior year. Conversely, the average sales price of each home closed in the year ended October 31, 1997 increased by $6,300 or 4.5% as compared to the prior year. Similarly, interest incurred and capitalized decreased 10.3% due to the decrease in home closings.

     Cost of homes sold for the year ended October 1997 was $112.3 million, a decrease of 4.8%, or $5.4 million, from the year ended October 1996. The decrease in cost of sales corresponds with the decrease in closing volume. Although the gross margin for the year ended October 1997 was $20.2 million, as compared to $23.9 million from the year ended October 1996, the gross margin for the final three (3) quarters of 1997 was 15.8% versus 16.9% in 1996, reflecting the Company's operating results after the provision for real estate inventory. The decrease is primarily attributable to slower closings than anticpated in some Northern California communities which substantially closed-out in 1997.

     General and administrative expenses were $7.4 million or 5.6% of revenues in fiscal 1997 up from $7.0 million or 4.9% of revenues during fiscal 1996. This increase was the result of both the reduced homebuilding revenues for the year ended October 31, 1997 and significant legal costs stemming from the resolution of a long-standing case that was identified in the Company's Prospectus.

     Selling and marketing expenses decreased to $13.9 million or 10.5% of homebuilding revenues for the year ended October 31, 1997, from $15.2 million or 10.7% for the year ended October 31, 1996. This decrease is primarily attributable to fewer closings than the prior year. Point of sale costs decreased 1.1% to 6.9% of revenues in 1997. The decrease in point of sale costs is primarily attributable to fewer incentives being offered.

     During the year ended October 1997, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,400,000. These repurchases resulted in an outstanding balance of $29,075,000 as of October 31, 1997 and an extraordinary gain of $1,634,000 being recorded in fiscal year 1997. In 1996, the Company repurchased $5,315,000 of its Senior Notes resulting in an extraordinary gain of $1,876,000.

     During fiscal 1997, the Company recorded a $6.6 million provision for impairment of real estate inventory as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. No such provision was considered necessary in fiscal 1996. See Note 2 of Notes to Consolidated Financial Statements.


Fiscal 1996 Compared To Fiscal 1995

     Homebuilding revenues for the year ended October 1996 were $141.7 million, an increase of $14.2 million or 11% from the year ended October 1995 as the number of homes closed increased to 1,006 at an average sales price of $140,800 in 1996 compared to 915 homes closed at an average sales price of $139,400 in 1995.

     Cost of homes sold for the year ended October 1996 was $117.7 million, an increase of $3.9 million from the year ended October 1995. The increase generally corresponds with the greater closing volume, however, gross margins increased as percentage of housing revenues to 16.9% during fiscal 1996 from 10.8% during fiscal 1995. This increase over the prior year is generally attributable to an improvement in the Company's land position.

     General and administrative expenses were $7.0 million or 4.9% of revenues in fiscal 1996 down from $7.5 million or 5.9% of revenues during fiscal 1995 as a result of the Company's efforts to maintain overhead expenses at a level commensurate with homebuilding operations.

     Selling and marketing expenses increased to $15.2 million or 10.7% of homebuilding revenues for the year ended October 31, 1996, from $12.1 million or 9.5% for the year ended October 31, 1995. The increased expense is attributable to both higher closing volumes and increased competition in the Company's markets which in turn required increased customer incentives.

     During the year ended October 31, 1996, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,315,000. These repurchases resulted in an outstanding balance of $34,475,000 as of October 31, 1996 and an extraordinary gain of $1,876,000 being recorded in fiscal year 1996. In 1995, the Company repurchased $10,210,000 of its Senior Notes resulting in an extraordinary gain of $3,312,000.

     During the year ended October 31, 1996, no provision for impairment on real estate inventory was recorded, compared to a provision of $2,937,000 in fiscal 1995, as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. See Note 2 of Notes to Consolidated Financial Statements.


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

     The Company has commitments for $61.4 million under several revolving credit facilities with commercial banks and financial institutions of which $21.5 million was outstanding at October 31, 1997. In addition, the Company had community specific facilities to provide aggregate funding of $6.3 million of which $2.1 million was outstanding as of October 31, 1997. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $3.4 million was outstanding as of October 31, 1997. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company. The aggregate outstanding principal balance under all of the Company's credit facilities was $27.0 million as of October 31, 1997.

     In February 1994, the Company issued $50 million in Senior Notes through a public debt offering, of which $29,075,000 were still outstanding on October 31, 1997. The notes are due in December 2000. Interest at the rate of 11 3/8% per annum is payable semi-annually on June 15 and December 15 of each year.

     During the year ended October 1997, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $5,400,000 from Mr. Previti. Net of allocable issuance costs, the resultant income of $1,634,000 is reported as an extraordinary gain in the Company's consolidated financial statements for the year ended October 31, 1997.

     The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of October 31, 1995, the Company had not satisfied the net worth requirement, however, the minimum net worth was restored in the second quarter of fiscal 1996. On January 31, 1997, the Company once again fell below the minimum net worth requirement. That condition continued to exist through October 31, 1997. See Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the net worth requirement.

     The Indenture covenants also limit total outstanding recourse debt to $15 million unless, at the time the recourse debt is incurred and after giving effect to the proceeds therefrom, certain covenants, are met for interest coverage and debt-to-equity ratios, as defined in the Indenture. Although the Company did not meet those ratios as of October 31, 1997, the Company's outstanding recourse debt was only approximately $5.5 million, thus leaving the Company with approximately $9.5 million in additional recourse debt that can still be incurred before the recourse covenant's would be triggered. The Company is not precluded from incurring debt on a non-recourse basis.

     There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900, rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   The Company has completed an assessment and is upgrading its software so that its computer system will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than June 30, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer system.


           ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See the index to the consolidated financial statements, Report of Independent Auditors and the Consolidated Financial
Statements, which appear beginning on page F-1 of this report and are incorporated herein by reference.


       ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                PART III


      ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Forecast "Registered Tradename" is a limited partnership and has no officers or directors. The sole general partner of Forecast "Registered Tradename" is Forecast Homes, Inc. ("FHI"). FHI manages the business and affairs of Forecast "Registered Tradename". Capital is a wholly-owned subsidiary of Forecast "Registered Tradename". The directors and executive officers of GP and Capital are as follows:

Name                  Age    Position
----                  ---    --------
James P. Previti*      51    Chairman of the Board and President
Frank Glankler         47    Senior Vice President,
                             Chief   Operating Officer
Larry R. Day           48    Senior Vice President,
                             Chief Legal Officer and Secretary
Jack Firestone         76    Director
Steven Fowlkes*        43    Director
Peter T. Healy         46    Director
Leo Previti**          44    Director



     *  Member of the Compensation Committee
     ** Member of Audit Committee


      James P. Previti is the founder and organizer of the predecessor of the Company. Mr. Previti has held the position of Chairman of the Board and President of each of the predecessor entities to the Company since their formation and has controlled the management of the business of the Company since 1976.
Mr. Previti is the Chairman of the Board and President of FMC, and Inland Empire Investments Inc. ("IEI"), each of which are affiliates of the Company. Mr. Previti is also the Chairman of the Board of Rancho Mortgage "Registered Tradename", an affiliate of the Company. See "Relationships with Affiliates." Mr. Previti is the brother of Leo Previti.

     Frank Glankler has served as a Senior Vice President and Chief Operating Officer since January 1996, after returning to the company in July 1995 as Vice President of Operations. From July 1992 until October 1993 he served as President of the Company's Arizona Division, and from October 1993 until July 1995, Mr. Glankler was President of MFR Holdings. Mr. Glankler has over 17 years in the homebuilding industry, including previous senior management positions with U.S. Home Corporation. Mr. Glankler was the former Chairman of the Arizona division of U.S. Home Corporation, responsible for operations in Phoenix, Tucson and New Mexico. Positions held by Mr. Glankler at U.S. Home include President of the Louisiana, North Houston, East Houston and South Houston divisions, respectively. He is former board member of the Southern Arizona Homebuilders Association and holds a Class B Arizona Contractors License and an Arizona Real Estate License.

     Larry R. Day joined the Company's predecessor as Vice President and General Counsel in December 1992 and now holds the position of Chief Legal Officer and Senior Vice President. He was elected to GP's and Capital's boards of directors in November 1993 and served in that capacity until January 1996. Since March 1993, Mr. Day has also supervised the Company's human resources, payroll and risk management departments. From 1989 to 1992, Mr. Day was in private practice specializing in real estate finance and transactional matters. From 1988 to 1989, Mr. Day was a Director, Vice President and General Counsel of Guardian Savings and Loan. From 1985 to 1988, Mr. Day was Director of Real Estate Legal Services for Taco Bell Corporation. Prior to that, Mr. Day served 6 years as Vice President of Corporate and Special Real
Estate with First Interstate Bank.   Mr. Day is admitted to
practice law in the States of California and Vermont, and is a licensed California real estate broker.

     Jack Firestone, a private investor, became a Director of the Company in January 1996.

     Steven K. Fowlkes became a Director of the Company in January 1996. Mr. Fowlkes is President and Chief Operating
Officer of R.W. Selby & Company, Inc., a real estate investment and management firm in Los Angeles, California.

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

      The Board of Directors of FHI is elected annually by Mr. Previti, the sole shareholder of FHI. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Board of Directors of Capital is elected annually by FHI on behalf of Forecast "Registered Tradename"as the sole shareholder of Capital. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

    The Boards of Directors of FHI and Capital meet three or four times per year on a quarterly basis. The Boards of Directors of FHI and Capital each have an Audit Committee of which Mr. Leo Previti is a member. The Board of Directors of FHI has a Compensation Committee of which Mr. Steven Fowlkes is a member.



                  ITEM 11 - EXECUTIVE COMPENSATION


     The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI and Capital whose total compensation for services rendered during fiscal 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                   Summary Compensation Table
---------------------------------------------------------------
                                         Annual Compensation
                                     --------------------------
Name             Principal Position  Salary  Bonus  All Other
                                                    Compensation
----------------------------------------------------------------
James P. Previti President            $150,00      $0          $0

Frank Glankler   Chief Operating
                 Officer/Sr Vice
                 President            123,000   31,634      7,200

Larry Day        Sr. Vice President
                 /Chief Legal Officer
                 Secretary            117,000   10,000      7,200

Larry Young      Northern Division
                 - President          107,500   14,593      7,200




     Forecast "Registered Tradename" and Mr. Previti are parties to an employment agreement whereby Mr. Previti's annual compensation is $150,000 plus a quarterly bonus of five percent of the pretax consolidated net income of the Company. The Indenture prohibits any amendments to such employment agreement, and is renewable for successive periods of one year, each at the discretion of the Board of Directors. Mr. Previti's existing contract extends through October 31, 1998. See notes to consolidated financial statements.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT



     The following table sets forth, as of November 1, 1997, the beneficial ownership of the partnership interests in Forecast "Registered Tradename" by (a) each of the directors of GP and Capital, (b) the directors and officers of GP and Capital as a group, and (c) each person known to the Company to own beneficially more than 5% of Forecast "Registered Tradename" 's limited partnership interests or general partnership interests.

                                                %  of
                                                Profits/
Name of Beneficial Owner [1]   Type of          Losses/
                               Interest         Capital  Class
----------------------------------------------------------------
James P. Previti [2]           General Partner  100.00%  100.00%
James P. Previti [3]           Limited Partner  100.00%  100.00%
Joseph M. Carman [4]           Limited Partner    1.50%    1.52%
All directors and officers
  as a group (( persons)[2][4] General Partner  101.50%  101.50%
All directors and officers
  as a group (9 persons)[3][4] Limited Partner  101.50%  101.50%
Forecast Homes, Inc.           General Partner    1.00%  100.00%
Forecast Corporation           Limited Partner   56.28%   56.85%
Forecast Mortgage Corporation  Limited Partner    1.04%    1.05%
Forecast Development, L.P.     Limited Partner   25.01%   25.26%
Inland Empire Personnel, Inc.  Limited Partner   16.67%   16.84%


[1]  The address of each beneficial owner is:
     10670 Civic Center Drive, Rancho Cucamonga, California 91730 and 341 West Second Street, Suite 1, San Bernardino,
     California 92401

[2] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding interests in each of the current limited partners of Forecast "Registered Tradename".

[3] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding equity interests in each of the current limited partners of Forecast "Registered
     Tradename".

[4] Reflects the subscription for limited partnership interests in Forecast by Mr. Carman consummated upon completion of the Offering.


        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Relationships Among Mr. Previti, the Trust and the Company

     The Company was formed in 1993 in connection with a reorganization of the businesses owned by the James Previti Family Trust (the "Trust"). Forecast "Registered Tradename" is the successor to substantially all the assets and known liabilities of the residential real estate development business of the Trust's affiliates. The Trust is a living, revocable trust with James Previti as the sole trustor and trustee.

     From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.


Land Sales

     Subsequent to October 31, 1997, Mr. Previti purchased from the Company a parcel of land in Moreno Valley, which the Company elected not to develop. The purchase price was $1.7 million, the land's current book value, and the property was transferred in consideration for a note secured by Mr. Previti's interest in other real property with a value in excess of $1.7 million. No gain or loss will be realized as a result of the consumation of this transaction. See Note 10 of Notes to Consolidated Financial Statements.


Receivables From Affiliates

     As of October 31, 1997, receivables from related parties include: (i) a note receivable in the amount of $641,000 that is due on July 31, 1998, bearing interest at 9 1/2% per annum, (ii) a note receivable in the amount of $657,000 that is due in March 1999, bearing interest at 10% per annum, secured by land in Flagstaff, Arizona, and is related to the sale of land in Murrieta, California to Newport Murrieta Land Company, and (iii) a promissory note from Mr. Previti in the amount of $1,083,000 that is due on June 15, 1999, bearing interest at 10 1/2% per annum, and is secured by a partnership interest in River Road Ventures (a California general partnership).

     The Company also holds a non-recourse promissory note, executed in 1994 by Mr. Carman in the amount of $463,650, in connection with his purchase of a 1 1/2% limited partnership interest in the Company. The Company also holds a $300,000 note due from Forecast "Registered Tradename" Homes, Inc. in connection with its initial investment in the Company. See Note 3 of Notes to Consolidated Financial Statements.

     Subsequent to October 31, 1997, Mr. Carman tendered his interest in the Company to Forecast by effecting a cancellation of his capital contribution that was reflected by the note in the amount of $463,650. This transaction will reduce both the Company's gross equity and the related note receivable from Mr. Carman, which is reflected as a contra equity item on the balance sheet, for a net effect of zero on equity. See Note 10 of Notes to Consolidated Financial Statements.


Management Services

     The Company entered into management service agreements with several affiliates as a part of the above described reorganization in 1993. The agreements obligate the Company to provide certain executive management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee specified in the agreement. The Company charged $142,000 in management fees to affiliates under these agreements during fiscal 1997.


Transactions with Mortgage Banking Affiliate

     Rancho Mortgage "Registered Tradename" Corporation ("Rancho"), a corporation in which Mr. Previti is the sole stockholder, was formed in 1987, primarily to provide financing for customers of the Company. As a mortgage banker, Rancho completes the processing of loan applications, performs credit checks, submits applications to mortgage lenders for approval and originates and sells mortgage loans. Rancho has warehouse lines of credit to fund the mortgage loans on an interim basis. The FHA and VA have each approved Rancho Mortgage as a qualified mortgage lender.

     During the year ended October 31, 1997, Rancho Mortgage provided mortgage financing for approximately 55% of the homes sold by the Company, and the Company's customers accounted for approximately 50% of Rancho's loan originations. The Company believes that the pricing of mortgage loans for its customers is substantially equivalent to the pricing available from unaffiliated mortgage companies.

     Subsequent to October 31, 1997, Rancho entered into negotiations with Norwest Mortgage, Inc. for the purpose of forming a broader-based mortgage services entity that would be better able to attract and fulfill the mortgage needs of the Company's homebuyers. To date, those negotiations have not produced any written agreement and Rancho is continuing to fund the mortgage loans for a significant number of the Company's homebuyers.


Insurance Brokerage Services

     IEI, an affiliate of the Company that is owned by the Trust, is a licensed insurance broker that does business as Inland Southern Insurance Services, Inc. ("ISIS"). The Company purchases various insurance policies through ISIS. Such purchases are made on terms at least as favorable to the Company as could be obtained through an unaffiliated insurance broker. In addition, ISIS markets various forms of insurance to the Company's home buyers. The vast majority of the business of ISIS consists of home buyers referred by the Company. The Company receives no referral fee from ISIS for such referrals or providing its customer lists.

     The Company purchases insurance through independent insurance brokers under an arrangement whereby ISIS receives a commission as a co-broker on the insurance sold. ISIS performs no services for the Company in obtaining the insurance and no portion of such commission is rebated to the Company as a referral fee. The Company believes that the aggregate cost of the insurance coverage purchased pursuant to this arrangement is no greater than the cost that would have been charged in an arms length transaction with an unaffiliated party.


Office Leases

     The Company leases approximately 15,500 square feet of office space for its corporate headquarters from Previti Realty Fund, L.P., under a lease expiring in 1998 and approximately 7,800 square feet of office space for its Sacramento office under a lease expiring June 30, 2004. The leases contain "triple net" provisions requiring the Company to pay insurance, taxes and operating expenses associated with each building. The minimum rent may be increased annually based upon changes in the Consumer Price Index. The Company believes that the terms and conditions of these leases are equivalent to such provisions as would be available on an arms-length, fair market value basis.


Loan Payable

    From time to time, Mr. Firestone and Mr. Carman have made non-recourse loans to the Company to partially fund the acquisition of specific communities. The loans bear interest at the range of 11% to 12% and are repaid at maturity. As of October 31, 1997 the Company was obligated to Mr. Firestone for $900,000 and Mr. Carman for $125,000, respectively, for such loans. The loans were made on terms commensurate with those generally available for similar loans.



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

(a) (3) Exhibits

 Exhibit Description
 No.
 ------- -----------
 1.1     Limited Partnership Agreement of The Forecast
         Group "Registered Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast Mortgage Corporation, Forecast Corporation, Inland Empire Personnel Inc. and Forecast Development, L.P.

 1.2     Articles of Incorporation of Forecast
         "Registered Tradename" Capital Corporation.

 1.3     Bylaws of Forecast "Registered Tradename"
         Capital Corporation.

 2.1     Form of Indenture by and among The Forecast
         Group "Registered Tradename", L.P., Forecast "Registered
         Tradename" Capital Corporation and United
         States Trust Company of New York, as Trustee.

 2.2     Specimen of Note.

 3.1     Employment Agreement by and between The
         Forecast Group "Registered Tradename", L.P. and James P.
         Previti dated as of November 1, 1993.

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

THE FORECAST GROUP                   By: FORECAST "Registered
"Registered Tradename", L.P.         Tradename" CAPITAL
                                     CORPORATION.
By: FORECAST "Registered             By:  /s/ James P. Previti
Tradename" HOMES, INC.               -------------------------
     A California                    President
       corporation
     its General Partner

By:  /s/ James P. Previti
-------------------------
     President



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP "Registered Tradename", L.P., by FORECAST
"Registered Tradename" HOMES, INC., General Partner:

Name                     Title                  Date

/s/ James P. Previti
--------------------
James P. Previti         Chairman of the        January 28, 1998
                         Board, President,
                         Principal Executive
                         Officer

/s/ Richard B. Munkvold
-----------------------
Richard B. Munkvold      Vice President,        January 28, 1998
                         Corporate Controller,
                         Principal Accounting
                         Officer


FORECAST "Registered Tradename" CAPITAL CORPORATION:

Name                      Title                   Date
------                    -----                   ----
/s/ James P. Previti
--------------------
James P. Previti          Chairman of the Board, January 28,1998
                          President,
                          Principal Executive
                          Officer

/s/ Richard B. Munkvold
-----------------------
Richard B. Munkvold       Vice President,       January 28, 1998
                          Corporate Controller,
                          Principal Accounting
                          Officer



REPORT OF INDEPENDENT AUDITORS



Partners
The Forecast Group "Registered Tradename", L.P.

     We have audited the accompanying consolidated balance sheets of The Forecast Group "registered Tradename", L.P. and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations and partners' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename", L.P. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.


                        ERNST & YOUNG LLP


Newport Beach, California
December 23, 1997

           The Forecast Group "Registered Tradename", L.P.
                    Consolidated Balance Sheets
                       (Amounts in 000's)



                                               October 31
                                       ----------------------
                                            1997         1996
                                       ----------------------
Assets:
Cash and Cash Equivalents               $12,350       $13,550
Accounts Receivable                         575           466
Accounts and Notes Receivable,
 Related Parties                          3,486         5,239
Real Estate Inventory                    71,012        80,760
Property and Equipment, Net               1,036         1,171
Other Assets                              1,923         2,200
                                       --------       -------
   Total Assets                        $102,186       $91,582
                                       ========       =======

Liabilities & Partners' Equity:
Accounts Payable                        $12,294       $11,443
Accrued Expenses                          2,573         3,624
 Notes Payable:
   Senior Notes at 11 3/8% due
     December 2000                       29,075        34,475
Collateralized by Real Estate
  Inventory                              26,978        25,720
                                       --------       -------
     Total Notes Payable                 56,053        60,195
                                        -------        ------
   Total Liabilities                     70,920        75,262
                                        =======        ======

Commitments and Contingencies (Note 9)

Partners' Equity                         21,426        27,688
 Less: Capital Notes Receivable from
   Partners                                (764)         (764)
                                         -------       -------
   Net Partners' Equity                  20,662        26,924
                                         =======       =======

   Total Liabilities &
    Partners' Equity                     $91,582     $102,186
                                        ========     ========


[FN]        See notes to consolidated financial statements.



             The Forecast Group "Registered Tradename", L.P.
      Consolidated Statements of Operations and Partner's Equity
                            (Amount in 000's)


                                  For the Year Ended October 31
                                  -----------------------------

                                    1997      1996      1995
                                  -----------------------------

Homebuilding Revenues            $132,518  $141,652   $127,538
Cost of Homes Sold                112,278   117,702    113,792
                                 --------  --------   --------
                                   20,240    23,950     13,746
                                  --------   -------   --------
Operating Expenses:
-------------------
  Selling & Marketing Expenses      13,929    15,215     12,114
  General & Admin. Expenses          7,397     7,006      7,508
  Provision for Impairment of
    Real Estate Inventory            6,635         -      2,937
  Loss on Abandoned Land Option        726         3        139
                                   -------    ------    -------
     Total Operating Expenses       28,687    22,224     22,698
                                   -------    ------    -------
Operating Income (Loss)            (8,447)    1,726     (8,952)

Other Income (Expenses):
------------------------
 Interest Income                      395       274        200
 Interest  Expense                      -         -       (119)
 Other Income and Expenses            156        14        472
                                    -----    ------      -----
   Total Other Income (Expenses)      551       288        553
                                    -----    ------      -----
 Income (Loss) before
   Extraordinary Gain              (7,896)    2,014     (8,399)

 Extraordinary Gain on
   Extinguishment of Senior Notes    1,634    1,876      3,312
                                    ------    -----      -----

Net Income (Loss)                  ($6,262)  $3,890    ($5,087)
                                   ========  ======    ========

Partners' Equity at Beginning
   Of Year                         $27,688  $23,998    $27,786
Capital Contribution
  (Distribution), net                    -     (200)     1,299
Net Income (Loss) this Year         (6,262)   3,890     (5,087)
                                  ---------  -------   ------
  Subtotal                          21,426   27,688     23,998
Less: Capital Notes Rec.
  From Partners                       (764)    (764)      (764)
                                  ---------  -------    -------
Net Partners' Equity at
 End of Year                       $20,662  $26,924     $23,234
                                  ========  =======     =======



[FN]          See notes to consolidated financial statements.




          The Forecast Group "Registered Tradename", L.P.
               Consolidated Statements of Cash Flow
                        (Amount in 000's)


                                   For the Year Ended October 31
                                   -----------------------------
                                      1997     1996      1995
                                   ----------------------------
Operating Activities:
---------------------
Net Income (Loss)                   ($6,262)   $3,890   ($5,087)
Adjustments to Reconcile
 Net Income(Loss) to
   Net Cash Generated from
   (Used for)Operating Activities
   Extraordinary Gain on
    Extinguishment of Senior Notes   (1,634)   (1,876)   (3,312)
   Depreciation and Amortization
    on Property and Equipment           316       281       240
   Loss (Gain) on Sale of
    Property and Equipment                -         5        41
   (Increase) Decrease in
    Accounts Receivable                (109)      199       228
   Provision for Impairment of
    Real Estate Inventory             6,635         -     2,937
   Decrease (Increase) in
    Real Estate Inventory             3,113     1,812     8,064
  Decrease (Increase) in Other
   Decrease (Increase) in
    Other Assets                        123      (203)      314
   Increase (Decrease) in
    Accounts Payable and Accrued Ex.   (200)    2,035    (1,648)
   Increase (Decrease) in Other
    Liabilities                           -       (50)       50
                                      -----     ------   -------
     Net Cash Generated from
      Operating Activities            1,982     6,093     1,827
                                      -----     ------   -------

Investing Activities:
---------------------
Additions to Property and Equip.       (181)     (226)     (426)
Proceeds from Sale of Property and
  Equipment                               -         3        78
                                      ------     -----    ------
     Net Cash Used for
      Investing Activities             (181)     (223)     (348)
                                       ------     -----    -----
Financing Activities:
---------------------
Retirement of Senior Notes at
  11 3/8% due December 2000          (3,612)   (3,251)   (6,485)
Decrease (Increase) in Accounts
  And Notes Receivable,
   Related Parties                    1,753    (2,944)     (436)
Proceeds from Notes Payable          75,013    72,614    39,003
Proceeds from Notes Payable,
  Related Parties                         -     2,221         -
Principal Payments on Notes Payable (73,755)  (68,029)  (38,510)
Principal Payments on Notes Payable,
  Related Parties                         -    (2,221)     (222)
                                      ------   -------   -------
     Net Cash  Used for
      Financing Activities             (601)   (1,610)   (6,650)
                                      ------   -------   -------
Increase (Decrease) in Cash
 and Cash Equivalents                  1,200    4,260    (5,171)
Cash and Cash Equivalents at
 Beginning of Period                  12,350    8,090    13,261
                                      ------   -------   -------
Cash and Cash Equivalents at
 End of Period                       $13,550  $12,350    $8,090
                                     =======  =======    ======


[FN]        See notes to consolidated financial statements.

            THE FORECAST GROUP "Registered Tradename", L.P. NOTES
                  TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1997


1.   Basis of Presentation

     The Forecast Group "registered Tradename", L.P. is a California limited partnership (the "Company") which was formed in October 1993 to be the successor to substantially all the assets and liabilities of the single-family residential real estate development business of the James Previti Family Trust (the "Trust") and its affiliates. The Trust is a living, revocable trust with James Previti as Trustor. The Company's sole general partner is Forecast Homes, Inc. ("FHI"), a California corporation, which owns a 1% interest in the profits, losses and capital of the Company. Forecast Capital Corporation ("Capital") is a California corporation and a wholly-owned subsidiary of the Company that was formed in 1993 solely to facilitate the offering of 11 3/8% Senior Notes due in December 2000.


2.    Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and it's wholly-owned entities engaged in single family residential real estate development. All significant intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates significantly in the near term.


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

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), when events or circumstances indicate that an impairment to an asset to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, the Company concluded that certain real estate projects were impaired, due primarily to continuing deterioration of net selling prices and the rate of sales during the first quarter of fiscal 1997. The Company then estimated the fair value of those projects and recorded a resulting impairment loss of $6,635,000. For the fiscal year ended October 31, 1996 no provision for impairment loss was recorded. An impairment loss of $2,937,000 was recorded for the fiscal year ended October 31, 1995.

     Estimated fair value represents the estimated amount at which an asset could be bought or sold by willing parties in a current transaction. The estimation process involved in the determination of fair value requires estimates as to future events and conditions. Such future events and conditions include economic, political and market conditions, the costs to complete development, as well as the availability of suitable financing to fund development and construction activities, and the repayment or refinancing of existing indebtedness. As the amount and timing of the realization of cash flows from the Company's real estate projects is dependent upon such future uncertain events and conditions, the ultimate realization may be materially different from amounts presently estimated in determining fair value.

     Sales of single-family residences and other real estate are generally recognized when title is conveyed to the buyer at close of escrow and other conditions for profit recognition have been met.

     Selling expenses include escrow charges, commissions, sales incentives, advertising, promotions, and the cost of model home center operation and maintenance. These expenses are generally charged to operations as incurred. Cost of homes sold include direct and allocated costs for land and construction including an estimate for future warranty costs. The Company allocates the cost of land, common area development, production overhead, capitalized sales center costs, interest, and property taxes to homes within a particular subdivision on a pro-rata basis which approximates relative value of the property.


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


Senior Note Offering Costs

     Included in Other Assets as of October 31, 1997 and 1996 are costs associated with the issuance of Senior Notes in the amount of $669,000 and $1,043,000 (net of accumulated amortization of $1,089,000 and $868,000, respectively). The Company is amortizing these costs over seven years and treats the amortization as additional interest incurred.


Income Taxes

     The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.


3. Accounts and Notes Receivable, Related Parties

Accounts and notes receivable, related parties, consist of the following:


(Amounts in 000's)
                                                 October 31
                                             ------------------
                                             1997        1996
                                            -------------------
Note receivable from Mr. Previti,
 collateralized by a partnership interest
  in River Road Ventures                     $1,083      $1,083
Note receivable from Mr. Previti, secured
by an interest in Senior Notes                  161       1,699
Note receivable from Newport Murrieta Land
Co., secured by real property in
 Riverside County, California                   657         844
Note receivable from Previti Realty Fund
 secured by real property in
  Mohave County, Arizona                        641         641
Receivables from other affiliates, net          876         907
Receivable from Rancho Mortgage Corp.            68          65
                                             ------      ------
   Total                                     $3,486      $5,239
                                            =======      ======



   As of October 31, 1997 and 1996, amounts receivable from related parties include a promissory note from Mr. Previti in the amount of $1,083,000. The note, which is secured by a limited partnership interest in River Road Ventures (a California general partnership), is due June 15, 1999 and bears interest at 10.5% per annum.

   The note receivable for $161,000 due from Mr. Previti as of October 31, 1997 represents funds advanced, including interest, to facilitate Mr. Previti's purchase of the Company's Senior Notes from third parties. The loan bears interest at 12% and is due in April 1999. See Note 5 of Notes to Consolidated Financial Statements.

     A note in the principal amount of $657,000 that is due March
1999, bearing interest at 10% per annum, secured by land in Flagstaff, Arizona.

     Another note in the principal amount of $641,000 that is due
July 31, 1998, bearing interest at 9.5% per annum, secured by property in Bullhead City, Arizona. See Note 6 of Notes to
Consolidated Financial Statements.

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

     Subsequent to October 31, 1997, Mr. Carman tendered his interest in the Company to Forecast by effecting a cancellation of his capital contribution that was reflected by the note in the amount of $464,000. This transaction will reduce both the Company's gross equity and the related note receivable from Mr. Carman, which is reflected as a contra equity item on the balance sheet as of October 31, 1997. See Note 10 of Notes to Consolidated Financial Statements.


4.    Real Estate Inventory and Related Notes Payable

Real estate inventory and related notes payable consist of the following:



(Amounts in 000's)

                                          October 31, 1997
                                       ---------------------
                                       Real          Notes
                                       Estate        Payable
                                       Inventory
                                       ---------------------
Land Held for Development              $15,223            $0
Residential Projects in Process         49,638        23,610
Model Homes                              6,151         3,368
                                       -------       -------
    Total                              $71,012       $26,978
                                       =======       =======

                                           October 31, 1996
                                       ---------------------
                                        Real                                        Real         Notes
                                        Estate       Payable
                                        Inventory
                                        --------------------
 Land Held for Development             $15,067            $0
 Residential Projects in Process        57,442        20,449
 Model Homes                             8,251         5,271
                                       -------       -------
   Total                               $80,760       $25,720
                                       =======       =======


     Notes payable secured by real estate inventory bear interest at rates ranging from the three month LIBOR rate (5.1% at October 31, 1997) plus 2.25% to prime rate (8.5% at October 31, 1997)
plus 1.25%. The interest rate on $10.6 million of the loans outstanding at October 31, 1997 which bear interest at the three month LIBOR rate plus 2.25% will increase to the prime rate plus
 .5% if the Company fails to maintain average deposits with the lender of $3 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within one year. Notes payable collateralized by residential developments that are in process are generally repaid as units in the related communities are sold.

     At October 31, 1997 and 1996, undisbursed amounts under construction loans were approximately $2,558,000 and $4,142,000, respectively. Draws of undisbursed amounts under construction loans are subject to varying requirements of the lenders including progress of construction. Approximately $2,126,000 and $2,183,000 of the notes payable outstanding as of October 31, 1997 and 1996, respectively, were guaranteed by Mr. Previti.


     The following summarizes the components of interest expense
(including that associated with related party and other notes payable):

(Amounts in 000's)
                                  For the Year Ended October 31
                                 -------------------------------
                                    1997          1996      1995
                                 -------------------------------
Interest Incurred and Capitalized   $7,076     $7,884     $7,954
Interest Incurred and Expensed           -          -        119
                                    ------     ------     ------
   Total Interest Incurred          $7,076     $7,884     $8,073
                                    ======     ======     ======

Capitalized Interest Amortized
   to Cost of Homes Sold            $8,379     $7,158     $5,420
Interest Paid                       $7,371     $8,111     $8,546



     The carrying amounts reported above for notes payable secured by real estate approximate their fair value based upon the indebtedness having short term maturities and variable interest rates.


5.   11 3/8% Senior Notes Due December 2000

    In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several senior obligations of the Company and Forecast Capital Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. The fair value of the Company's Senior Notes is approximately $27,621,000 based on the market price as of October 31, 1997.

    Subsequent to October 31, 1997, the Company repurchased on a margin account a portion of its Senior Notes having aggregate outstanding principal amounts of $1,325,000 in the open market. The Company anticipates retiring these notes during fiscal 1998. See Note 10 of Notes to Consolidated Financial Statements.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity ratios and debt coverage ratios. Although the Company did not meet those ratios as of October 31, 1997, its recourse debt as of that date was only $5.5 million, therefore the Company was not required to be in compliance with the ratios. The Company is not precluded from incurring debt on a nonrecourse basis.

     The Indenture also requires that the Company maintain a minimum net worth of $25 million. If the Company's net worth at the end of each of any two consecutive fiscal quarters (Trigger Dates) is less than $25 million, the Company is then required to make an offer ("Net Worth Offer") to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million at a purchase price of 100% of the principal amount plus accrued interest ("Net Worth Offer"). The Company may credit against any such Net Worth Offer, the principal amount of Senior Notes previously acquired by the Company.

      For the fiscal quarters ended October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth covenant. However, the Company had purchased or redeemed a sufficient amount of Senior Notes necessary to meet repurchase obligations resulting from its failure to satisfy the minimum net worth requirement.

     For the fiscal quarters ended July 31, and October 31, 1996, the Company's net worth was again above the $25 million threshold, thereby preventing the occurrence of a second Trigger Date. As a result of the non-cash charge for the impairment of real estate inventory at the end of the first quarter of 1997, for the fiscal quarters ended January 31, April 30, July 31, and October 31, 1997, the Company was again not in compliance with the minimum net worth requirement, which resulted in Trigger Dates occurring on April 30, 1997 and October 31, 1997. The Company's acquisition and retirement of over $20.9 million in Senior Notes prevented the need to make a Net Worth Offer. Using the to-date amount of retired Senior Notes, management believes it can prevent the occurrence of any Net Worth Offer up through October 31, 1998.


6.     Related Party Transactions

    In May 1995, the Company sold to an affiliate a parcel of land located in Bullhead City, Arizona that was approved for the construction of 68 apartment units. The sales price of $641,000 represented 105% of the book value of the parcel as of the sale date. As consideration for the sale, the Company accepted a note receivable from Previti Realty Fund, which is secured by the property. See Note 3 of Notes to Consolidated Financial Statements.

     The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in which Mr. Previti maintains at least a 50% ownership. These leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $343,000, $332,000 and $407,000 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively. See Note 9 of Notes to Consolidated Financial Statements for aggregate operating lease commitments of the Company.

     Mortgages for certain of the Company's customers are provided by Rancho Mortgage "Registered Tradename" Corporation ("Rancho Mortgage "Registered Tradename",") a corporation in which Mr. Previti is the sole stockholder. During the normal course of business, the Company has entered into certain transactions with Rancho Mortgage "Registered Tradename" for loan commitments under various governmental programs to facilitate its customers ability to obtain financing. Commitment fees paid to Rancho Mortgage "Registered Tradename" were approximately $758,000, $1,432,000 and $1,087,000 during 1997, 1996 and 1995.

     In fiscal 1997, 1996 and 1995, Rancho Mortgage "Registered
Tradename" incurred management, administration, servicing rights and credit enhancement fees to the Company in the amount of approximately $40,000 each year.

     The Company has entered into management services agreements with several affiliates, whereby the Company provides certain executive management, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee. The company charged $142,000, $142,000 and $145,000 in management fees to affiliates under these agreements during fiscal 1997, 1996 and 1995, respectively.

    In March 1996, the Company sold a 8.1 acre parcel of land located in Murietta, California, at its book value, to a corporation controlled by Mr. Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption by the buyer of $1,679,000 of indebtedness related to the parcel sold. No gain or loss was recognized on the sale. As of October 31, 1997, the principal balance of that note was $657,000. See Note 3 of Notes to Consolidated Financial Statements.

     Subsequent to October 31, 1997, Mr. Previti purchased from the Company a parcel of land in Moreno Valley, which the Company elected not to develop. The purchase price was $1.7 million, the land's current book value, and was transferred in consideration for a note secured by land in the amount of $1.7 million. No gain or loss will be realized as a result of the consumation of this transaction. See Note 10 of Notes to Consolidated Financial Statements.


7.   Extraordinary Item

      During the years ended October 31, 1997 and 1996, the Company repurchased a portion of its Senior Notes having aggregate outstanding principal amounts of $5,400,000 and $5,315,000, respectively. The Senior Notes were purchased from Mr. Previti and in the open market. Net of allocable issuance costs, the resultant income of $1,634,000 and $1,876,000 is reported as an extraordinary gain in the Company's financial statements for the years ended October 31, 1997 and 1996. FHI's Board of Directors has authorized management to repurchase additional Senior Notes through affiliates, at cost plus accrued interest, or on the open market when such transactions are deemed to be in the Company's best interests. As of October 31, 1997, affiliates of the Company did not own any additional Senior Notes.


8.   Profit Sharing and Pension Plans

     In fiscal 1995, the Company adopted a non-contributory
401(k) plan covering substantially all employees. There was no contributions made by the Company to the Plan in fiscal 1996 and 1995.

    In fiscal 1997, the Company adopted a qualified matching program relating to employees' contribution to their 401(k) plans. The program creates an obligation for the Company to contribute 25% of any employee's contribution to the 401(k) plan, up to the first 6% of any one employees' contribution. Participating employees vest in the Company's matching over a five (5) year period, at 20% per year expired. After (5) years, the employee becomes fully vested in all Company matched funds. During 1997, the Company paid $6,000 to employees' accounts as a result of this program.


9.   Commitments and Contingencies

COMMITMENTS

    The Company leases office facilities under noncancelable operating leases expiring in 1998 and 2004. Aggregate rental costs incurred under such leases were $356,000, $413,000 and $473,000 for the years ended October 31, 1997, 1996 and 1995, respectively. Future minimum annual rental payments of $109,000 for its Corporate Office, and $129,000, $131,000, $133,000,
$136,000, $138,000 for its Sacramento office are due during 1998, 1999, 2000, 2001, 2002 and thereafter, respectively. See Note 6 of Notes to Consolidated Financial Statements.


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


10.  Subsequent Events


     Subsequent to October 31, 1997, Mr. Previti purchased from the Company a parcel of land in Moreno Valley, which the Company elected not to develop. The purchase price was $1.7 million, the land's current book value, and the property was transferred in consideration for a note secured by Mr. Previti's interest in other real property with a value in excess of $1.7 million. No gain or loss will be realized as a result of the consumation of this transcation.

     Subsequent to October 31, 1997, the Company repurchased on a margin account a portion of its Senior Notes having aggregate outstanding principal amounts of $1,325,000 in the open market. The Company anticipates retiring these notes during fiscal 1998.

     Subsequent to October 31, 1997, Mr. Carman tendered his interest in the Company to Forecast by effecting a cancellation of his capital contribution that was reflected by the note in the amount of $464,000. This transaction will reduce both the Company's gross equity and the related note receivable from Mr. Carman, which is reflected as a contra equity item on the balance sheet as of October 31, 1997, for a net effect of zero on equity.

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Forecast Capital Corporation

     We have audited the accompanying balance sheets of Forecast "Registered Tradename" Capital Corporation (the "Company") as of October 31, 1997 and 1996 and the related statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecast Capital Corporation at October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



                        ERNST & YOUNG LLP


Newport Beach, California
December 23, 1997

          Forecast "Registered Tradename" Capital Corporation
                         Balance Sheets


                                            October 31
                                          -------------
                                           1997    1996
                                          -------------
Assets:
  Cash                                     $100     $300
                                           ----     ----
      Total Assets                         $100     $300
                                           ====     ====


Liabilities & Shareholders' Deficit:


 Accounts Payable                         $300      $400
 Accounts Payable, Related Parties       3,400     2,300
                                         -----     ------
      Total Liabilities                 $3,700     $2,700
                                        ------     ------

Common Stock, $1.00 par value:
 Authorized 10,000 shares
   Issued and Outstanding 2,500 shares   2,500      2,500
    Accumulated Deficit                 (6,100)    (4,900)
                                       -------     -------
      Total Shareholders' Deficit       (3,600)    (2,400)
                                       -------     -------
      Total Liabilities &
        Shareholders' Deficit             $100       $300
                                       =======      ======


[FN]            See notes to financial statements.





          Forecast "Registered Tradename" Capital Corporation
     Statements of Operations and Shareholder's Equity (Deficit)


                                 For the Year Ended October 31
                                 -----------------------------
                                     1997      1996      1995
                                 ----------------------------
  General & Administrative Ex.       $400     $1,000     $200
  Income Tax Expense                  800        800      800
                                 --------    -------   ------
    Net Loss                      ($1,200)   ($1,800) ($1,000)
                                 ========    =======   =======


Shareholders'  Equity (Deficit)
 at Beginning of Period           ($2,400)     ($600)    $400
 Net Loss this Period             ($1,200)   ($1,800  ($1,000)
                                  -------     -------  --------
  Shareholders' Equity (Deficit)


   At End of Period               ($3,600)   ($2,400)   ($600)
                                 ========    ========   ======




[FN]               See notes to financial statements.

         Forecast "Registered Tradename" Capital Corporation
                         Statements of Cashflows

                                   For the Year Ended October 31
                                   -----------------------------
                                         1997    1996    1995
                                   ----------------------------
Net Loss                             ($1,200)  ($1,800) ($1,000)
  Increase (Decrease) in
   Accounts Payable and
    Accrued Expenses                    (100)    2,000      700
  Increase in Accounts Payable,
    Related Parties                    1,100         -        -
                                     --------   -------   -----
  Increase (Decrease) in Cash
    and Cash Equivalents               ($200)     $200    ($300)
  Cash and Cash Equivalents
    at Beginning of Period               300       100      400
                                     --------   -------   -----
  Cash and Cash Equivalents
    at End of Period                    $100      $300     $100
                                     ========   =======   ======

[FN]             See notes to financial statements.

             FORECAST "Registered Tradename" CAPITAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                           October 31, 1997


1.   Organization and Operations

     Forecast Capital Corporation (the "Company") was incorporated in California on September 20, 1993. The authorized capital stock of the Company consists of 10,000 shares of common stock with a par value of $1.00 per share. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business. The Company is dependent upon its parent for funding.

2.   Income Taxes

     The Company is a C Corporation for federal and state income tax reporting purposes, and accounts for income taxes in accordance with Financial Accounting Standards Board Statement
No. 109 "Accounting for Income Taxes."