Form 10-Q
period 1998-01-31
FORECAST GROUP LP
filed 1998-03-03
CIK 915350

FORM 10-Q





    SECURITIES AND EXCNANGE COMMISSION, WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the period ended January 31, 1998

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

10670 Civic Center Drive, Rancho Cucamonga, California 91730
(Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code:(909)987-7788

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


               YES   X    NO


There was no voting stock held by non-affiliates of the Registrant at February 27, 1998.


At February 27, 1998, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.




        THE FORECAST GROUP "Registered Tradename", L.P.
               CONSOLIDATED BALANCE SHEETS
                  (Amounts in 000's)







                             January 31, 1998   October 31, 1997
                                (unaudited)
                             ----------------   ----------------

Assets:
-------
 Cash and Cash Equivalents           $5,552            $13,550
 Accounts Receivable                    715                575
 Accounts and Notes Receivable,
  Related Parties                      6,182             3,486
 Real Estate Inventory                75,524            71,012
 Property and Equipment, Net           1,025             1,036
 Other Assets                          1,760             1,923
                                    --------           -------
     Total Assets                    $90,758           $91,582
                                     ========          =======

Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                    $12,553           $12,294
 Accrued Expense                       1,419             2,573
 Notes Payable:
   Senior Notes at 11 3/8% due
   December 2000                      27,750            29,075
   Collateralized by Real Estate
     Inventory                        26,557            26,978
   Other Notes Payable                 1,295                 -
                                      ------           -------
     Total Notes Payable               5,602            56,053
                                      ------           -------
   Total Liabilities                  69,574            70,920

Partners' Equity                      21,484            21,426
 Less: Capital Notes Receivable
   From Partners                        (300)             (764)
                                      ------           -------
   Net Partners' Equity               21,184            20,662
                                      ------           -------
Total Liabilities & Partners' Equity $90,758           $91,582
                                     =======           =======


[FN]          See notes to consolidated financial statements.


          THE FORECAST GROUP "Registered Tradename", L.P.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
      FOR THE THREE MONTHS ENDED JANUARY  31, 1998 AND 1997
                           (Unaudited)
                        (Amount in 000's)


                                     For the Three Months Ended
                                              January 31,
                                     ---------------------------
                                          1998           1997
                                     ---------------------------
Homebuilding Revenues                      $38,449      $24,843
Cost of Homes Sold                          32,624       21,618
                                           -------      -------
 Gross Profit                                5,825        3,225
                                           -------      -------
Operating Expenses:
-------------------
  Selling & Marketing Expenses               3,523        3,176
  General & Administrative Expenses          1,970        2,132
  Non-Cash Charge for
    Impairment of Real Estate Inventory          -        6,635
                                            ------       ------
   Total Operating Expenses                  5,493       11,943
                                            ------       ------
Operating Income (Loss)                        332       (8,718)

Other Income (Expenses):
------------------------
  Interest Income                               95          131
  Other Income(Expense)                         59           39
                                            ------       ------
 Total Other Income (Expenses)                 154          170
                                            ------       ------
Income (Loss) before Extraordinary Gain        486       (8,548)

Extraordinary Gain on
  Extinguishment of Senior Notes                36        1,634
                                            ------       ------
Net Income (Loss)                             $522      ($6,914)
                                            ======       ======


Partners' Equity at Beginning of Period    $21,426      $27,688
  Capital Contribution/(Distribution)        ($464)          $0
Net Income (Loss) this Period                  522       (6,914)
                                           -------      -------
  Subtotal                                  21,484       20,774
Less: Capital Notes Rec. from Partners        (300)        (764)
                                           -------      -------
Net Partners' Equity at End of Period      $21,184      $20,010
                                           =======      =======




[FN]            See notes to consolidated financial statements.


            THE FORECAST GROUP "Registered Tradename", L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JANUARY 31,  1998 AND 1997
                              (Unaudited)
                           (Amount in 000's)


                                      For the Three Months Ended
                                              January 31,
                                      --------------------------
                                              1998      1997
                                      --------------------------


Operating Activities:
--------------------
Net Income (Loss)                                $522   ($6,914)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Generated from (Used for) Operating
Activities
  Non-Cash Charge for Impairment of Real
    Estate Inventory                                -     6,635
  Extraordinary Gain on Extinguishment of
    Senior Notes                                  (36)   (1,634)
  Depreciation and Amortization on
    Property and Equipment                        100        72
  Loss (Gain) on Sale of Property and
    Equipment                                      (2)        -
  Decrease (Increase) in Accounts Receivable     (140)       91
  Decrease (Increase) in Real Estate Inventory (4,512)      133
  Decrease (Increase) in Other Assets             133       122
  Increase (Decrease) in Accounts Payable
    and Accrued Expenses                         (895)   (6,026)
                                                -----     ------
     Net Cash Generated from (Used for)
       Operating Activities                    (4,830)   (7,521)


Investing Activities:
---------------------
  Additions to Property and Equipment             (97)      (16)
  Proceeds from sale of property and equipment     10         -
                                                -----     ------
     Net Cash Generated from (Used for)
       Investing Activities                       (87)      (16)
                                                -----     ------

Financing Activities:
---------------------
  Retirement of Senior Notes at 11 3/8% due
    December 2000                              (1,259)   (3,612)
  Decrease (Increase) in Accounts and Notes
    Receivable, Related Parties                (2,696)    1,656
  Proceeds from Notes Payable                  22,506    13,569
  Proceeds from Notes Payable, Other            1,953     1,700
  Principal Payments on Notes Payable         (22,927)  (12,243)
  Principal Payments on Notes Payable, Other     (658)        -
                                               -------   -------
     Net Cash Generated from (Used For)
       Financing Activities                    (3,081)    1,070
                                               -------   -------

Increase (Decrease) in Cash and
 Cash Equivalents                              (7,998)   (6,467)
Cash and Cash Equivalents at
 Beginning of Period                           13,550    12,350
Cash and Cash Equivalents at End of Period     $5,552    $5,883
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

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended
October 31, 1997 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the three months ended January 31, 1998, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1997 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.  Real Estate Held for Development and Sale and Related Notes
Payable

     Real estate held for development and sale and related notes payable consist of the following:



(Amounts in 000's)

                                          January 31, 1998
                                   ----------------------------
                                   Real Estate     Notes Payable
                                   Inventory
                                   -----------     -------------
Land Held for Development             $15,383                $0
Residential Projects in Process        54,758            24,257
Model Homes                             5,383             2,300
                                      -------           -------
   Total                              $75,524           $26,557
                                      =======           =======

                                           October 31, 1997
                                    ----------------------------
                                    Real Estate    Notes Payable
                                    Inventory
                                    -----------    -------------
Land Held for Development             $15,223                $0
Residential Projects in Process        49,638            23,610
Model Homes                             6,151             3,368
                                      -------           -------
 Total                                $71,012           $26,978
                                      =======           =======



3.  Interest Expense

   The following summarizes the components of interest expense incurred, capitalized, expensed and paid:


(Amount's in 000's)

                                          For the Three Months
                                                  Ended
                                               January 31,
                                          --------------------

                                            1998        1997

                                          --------------------
Interest incurred and capitalized          $1,720       $1,919
Capitalized interest amortized
  to cost of homes sold                    $2,056       $1,470
 Interest paid                             $2,625       $2,974





4.   Transactions With Affiliates

     In January 1995, the Board of Directors of Forecast "Registered Tradename" Homes, Inc.,resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's Senior
Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Acting upon this authorization, Mr. Previti did acquire $20,350,000 of Senior Notes all of which were repurchased and retired prior to October 31, 1997.

     The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.

    During the three months ended January 31, 1998, Accounts Receivables from Related Parties increased $2.7 million, primarily due to Mr. Previti purchasing from the Company a parcel of land in Moreno Valley that was transferred at book value, in consideration for a note secured by other land having a fair market value in excess of $1.7 million. No loss or gain will be realized as a result of this transaction. The balance of the increase was due to costs associated with the development of a community in Northern California that will produce home closings for the Company in fiscal years 1998, 1999, and 2000.


5.   11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename" Capital Corporation, with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. In November of 1997, the Company purchased on margin in the open market an additional $1,325,000 of Senior Notes. As of January 31, 1998, the Company had retired a total of $20,925,000 of the Senior Notes, $1,325,000 have been purchased but not retired, leaving $27,750,000 of Senior Notes still outstanding.

     The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. If the Company's net worth at the end of any two consecutive fiscal quarters (the last day of such second consecutive fiscal quarter being referred to as the "Trigger Date") is less than $25 million, then the Company is required to make an offer to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million (the "Net Worth Offer") at a purchase price equal to 100% of the principal amount plus accrued interest ("Net Worth Offer"). The Company may credit against any such Net Worth Offer, the principal amount of Senior Notes previously acquired by the Company.

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

     For the fiscal quarter ended January 31, 1998, the Company's net worth was not in compliance with the minimum net worth requirement. Using the to-date amount of retired Senior Notes, management believes it can prevent the occurrence of any Net
Worth Offer up through October 31, 1998.


6.  Real Estate Held for Development and Sale

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), when events or circumstances indicate that an impairment to an assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, the Company concluded that certain real estate projects were impaired, during the first quarter of fiscal 1997, and recorded a resulting impairment loss of $6,635,000 for the three months ended January 31, 1997. No provision for impairment loss was recorded for the three months ended January 31, 1998.


7.  Extraordinary Item

     During the three months ended January 31, 1998, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal balance of $1,325,000. The Senior Notes purchased during the three months ended January 31, 1998 were acquired on the open market and on margin for a total of $1,317,000.00. As of January 31, 1998, $659,000 plus accrued interest was due on the margin account. Net of allocable issuance costs, the resultant income of $36,000 was reported as extraordinary gains in the Company's financial statements for the three month period ending January 31, 1998.

     During the three months ended January 31, 1998, Mr. Carman tendered his interest in the Company to Forecast by effecting a cancellation of his capital contribution that was reflected by a note in the amount of $464,000. This transaction reduced both the Company's gross equity and related notes receivable, for no impact on equity.

       FORECAST "Registered Tradename" CAPITAL CORPORATION
                        BALANCE SHEET



                            January 31, 1998    October 31, 1997
                               (unaudited)
                            ----------------    ----------------

Assets:
-------
  Cash                            $100                  $100
                                  ----                  ----
    Total Assests                 $100                  $100
                                  ----                  ----

Liabilities &
 Shareholders' Deficit
----------------------
  Accounts Payable                $300                   $300
  Accounts Payable,
    Related Parties              3,400                  3,400
                                 -----                  -----
    Total Liabilities            3,700                  3,700
                                 -----                  -----

  Common Stock, $1.00 par value:
    Authorized 10,000 share
     Ussued and Outstanding
      2,500 shares                2,500                 2,500
    Accumulated Deficit          (6,100)               (6,100)
                                 ------                ------
    Total Shareholders' Deficit  (3,600)               (3,600)
                                 ------                ------

    Total Liabilities &
     Shareholders' Deficit         $100                  $100
                                 ======                ======



        FORECAST "Registered Tradename" CAPITAL CORPORATION
        FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                          (Unaudited)




                                         For the Three Months Ended
                                                 January 31,
                                         --------------------------
                                                1998         1997
                                         --------------------------
General & Administrative Expenses               $0           $0
Income Tax Expense                               0            0
                                                --           --
  Net Income                                    $0           $0
                                                ==           ==


Shareholders' Equity at
  Beginning of Period                       (3,600)      (2,400)
Net Income(Loss) this Period                     0            0
                                           -------      -------
  Shareholders' Equity at End of Period    ($3,600)     ($2,400)
                                           =======      =======



[FN]           See notes to consolidated financial statements.

1.  Basis of Presentation

    Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The Company is a wholly-owned subsidiary of The Forecast Group"Registed Tradename",L.P., a California limited partnership that is engaged in the residential real estate development business.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     These consolidated financial statements should be read in conjuntion with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended October 31, 1997 (file No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended
January 31, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.


2.  Income Taxes

     The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board
Statement No. 109 "Accounting for Income Taxes".


Part I.  Item 2.

Results of Operations
---------------------

     The following table sets forth, for the period indicated, certain income statement items as percentages of total homes building sales and certain other data:


                                        Percent of Housing Sales
                                       For the Three Months Ended
                                                January 31,
                                       --------------------------
                                            1998           1997
                                       --------------------------
Housing Revenues                           100.0%          100.0%
Cost of Homes Sold                          84.9%           87.0%
                                           ------          ------
  Gross Profit                              15.1%           13.0%

Operating Expenses:
-------------------
  Selling & Marketing Expenses               9.2%           12.8%
  General & Administrative Expenses          5.1%            8.6%
  Non-Cash Charge for Impairment
    of Real Estate Inventory                 0.0%           26.7%
                                            -----           -----
   Total Operating Expenses                 14.3%           48.1%

Operating Income (Loss)                      0.8%          (35.1%)


Number of homes closed                        248             175
Number of homes sold                          202             137
Number of homes in backlog                    243             125

Aggregate value of bacnklog in millions     $39.0           $18.1
                                            =====           =====


Results of Operations for the Three Months ended January 31,1998 and January 31, 1997


     Housing revenues for the three months ended January 31, 1998 (first fiscal quarter) were $38.4 million, representing an increase of $13.6 million or 54.8% from the three months ended January 31, 1997. The revenues for the first quarter in 1998 represent 248 closings, an increase of 41.7% from the three months ended January 31, 1997. The revenues for the first fiscal quarter represent the largest dollar volume of any first fiscal quarter in the Company's history. The average sales price for the three months ended January 31, 1998 was $155,036 as compared to $141,960 for the same period a year ago, representing an increase of 9.2%. The combination of both the increased closings and increased average sales price combined to increase total revenues by the 54.8%, as mentioned above.
The increase in average sales price, number of closings, which translates into increases in revenues, are attributable to the improved overall market conditions, closings in newly purchased communities, and the completion of older communities located primarily in outlying areas.

     Gross profit from housing sales were $5.8 million for the three months ended January 31, 1998, an increase of $2.6 million or 80.6%, from the three months ended January 31, 1997. Gross profit percentage for the three months ended January
31, 1998 was 15.1% as compared to 13.0% a year ago. Gross profit dollar margin per house increased 27.5% to $23,487 during the same comparison period. The higher gross margins are attributable to purchasing communities near economic centers, as opposed to outlying areas (e.g. high desert of southern California) and continued monitoring of production costs and delivery times.

     Selling and marketing expenses increased by $347,000 or 10.9% during the three months ended January 31, 1998, as compared to the three months ended January 31, 1997. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 9.2% from 12.8% for the comparable periods in 1998 and 1997, respectively. The decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction in incentives necessary in order to maintain absorptions that are acceptable to the Company.

     General and administrative expenses decreased $162,000 or 7.6% during the three months ended January 31, 1998, as compared to the three months ended January 31, 1997. These costs also represent a 3.5% decrease, as a percentage of revenue, as compared to 5.1% for the same period a year ago. This decrease is primarily attributable to the higher volume of closings during the period.

     During the first quarter of fiscal 1997, the Company recorded a $6.6 million provision for impairment of real estate inventory as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. No such provision was considered necessary in the first quarter of fiscal 1998.

     Income before extraordinary gain was $486,000 during the three months ended January 31, 1998, as compared to a net loss of $8,548,000 for the three months ended January 31, 1997. The income for the current period is an indicator of the overall market resurgence in northern and southern California.

     Extraordinary Gain for the three months ended January 31, 1998 was $36,000, as the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $1,325,000. In 1997, the Company repurchased $5,400,000 of its Senior Notes resulting in an extraordinary gain of $1,634,000 being recorded in the first quarter of fiscal 1997.

     Net income for the three months ended January 31, 1998 was $522,000, as compared to a net loss of $6.9 million in the first quarter of fiscal 1997 as a result of a $6.6 million non-cash charge for impairment of real estate inventory being recorded during the first quarter of fiscal 1997.


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

     At January 31, 1998, the Company had commitments for $58.0 million under several revolving credit facilities with commercial banks and financial institutions, of which $21.1 million was outstanding. In addition, at January 31, 1998, the Company had community specific facilities capable of providing aggregate fundings of $9.0 million, against which $3.2 million was outstanding at that time. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $2.3 million was outstanding as of January 31, 1998. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. As a result, on January 31, 1998, the aggregate outstanding principal balance under the Company's credit facilities was $26.6 million and the recourse to the Company from those borrowings was $7.1 million.

     For the three months ended January 31, 1998, the Company's interest incurred and capitalized decreased 10.4% as compared to the three months ended January 31, 1997. This decrease represents the continued negotiations with lenders to reduce financing rates, which will enable the Company to continue to improve gross margins. The Company's interest amortized to cost of homes sold increased 40% to $2.1 million for the three months ended January 31, 1998, as compared to the same period a year ago. The increase is directly attributable to an increase in the number of homes closed during the three months ended January 31, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

(a)  None

Item 2.  Changes in Securities
         ---------------------

(a)  None


Item 3.  Defaults upon Senior Securities
         -------------------------------

(a)  Refer to note 5 of Notes to Consolidated Financial
                        -------------------------------
Statements.
-----------

Item 4.  Submission of Matters to a Vote of Security Holders
         -----------------------------------------------------

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

February 27, 1998        By: /s/  James P. Previti
-----------------                 ----------------
     Date                         James P. Previti
                                  President



                         By: /s/   Richard B. Munkvold
                                   -------------------
                                   Richard B. Munkvold
                                   Vice President
                                   Corporate Controller
                                   Principal Accounting Officer


     By: FORECAST "Registered Tradename" CAPITAL CORPORATION
         ---------------------------------------------------



February 27, 1998        By: /s/   James P. Previti
-----------------                  ----------------
     Date                          James P. Previti
                                   President



                         By: /s/   Richard B. Munkvold
                                   -------------------
                                   Richard B. Munkvold
                                   Vice President
                                   Corporate Controller
                                   Principal Accounting Officer