Form 10-Q
period 1998-04-30
FORECAST GROUP LP
filed 1998-05-27
CIK 915350

FORM 10-Q

  SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION  13  OR 5(d)OF
THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OR 1934

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

10670 Civic Center Drive, Rancho Cucamonga,California 91730
(Address of principal executive offices)             (Zip Code)
Registrant's telephone number,including area code:(909)9877788

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


                        YES   X    NO


There was no  voting  stock  held  by  nonaffiliates  of   the
Registrant at May 27, 1998.

At May 27, 1998, Forecast "Registered Tradename" Capital

Corporation had 2,500 shares of Common stock outstanding.






             THE FORECAST GROUP, "Registered Tradename", L.P.
                         CONSOLIDATED BALANCE SHEET
                             (Amount in 000's)



                               April 30, 1998   October 31, 1997
                                  (Unaudited)
                               --------------   ----------------

Assets:
-------
  Cash and Cash Equivalents         $8,634              $13,550
  Accounts Receivable                  201                  575
  Accounts and Notes Receivable,
   Related Parties                   5,764                3,486
  Real Estate Inventory             76,887               71,012
  Property and Equipment, Net          975                1,036
  Other Assets                       1,505                1,923
                                   -------              -------
   Total Assets                    $93,966              $91,582
                                   =======              =======

Liabilities & Partners' Equity:
-------------------------------
  Accounts Payable                 $13,807              $12,294
  Accrued Expenses                   2,625                2,573
  Notes Payable:
   Senior Notes at 11 3/8% due
    December 2000                   27,750               29,075
   Collateralized by Real Estate
    Inventory                       26,556               26,978
   Other Notes Payable               1,121                 -
                                    ------               ------
Total Notes Payable                 55,427               56,053
                                    ------               ------
Total Liabilities                   71,859               70,920

Partners' Equity                    22,407               21,426
  Less: Capital Notes Receivable
   From Partners                      (300)                (764)
                                    ------               ------
Net Partners' Equity                22,107               20,662
                                    ------               ------
  Total Liabilities & Partners'
   Equity                          $93,966              $91,582
                                   =======              =======


  [FN]          See notes to consolidated financial statements.








         THE FORECAST GROUP "Registered Tradename", L.P.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY FOR
   THE SIX AND THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                           (Unaudited)
                          (Amount in 000's)



                           Six Months Ended   Three Months Ended
                               April 30,           April 30,
                           ----------------    -----------------
                            1998       1997     1998      1997
                           -----------------   -----------------
Homebuilding Revenues         $82,562  $53,731  $44,113 $28,888
Cost of Homes Sold             70,152   45,536   37,528  23,918
                              -------   -------  ------  ------
Gross Profit                   12,410    8,195    6,585   4,970
                               ------    -----    -----   -----
Operating Expenses:
---------------------
 Selling & Marketing Exp.       6,862    6,537    3,339   3,361
 General & Admin. Expenses      4,517    3,738    2,547   1,606
 Non-Cash Charge for
  Impairment of
   Real Estate Inventory            -    6,635        -       -
 Loss on Aband.Land Options        92        -       83       -
                               ------  -------   ------   -----
   Total Operating Expenses    11,471   16,910    5,969   4,967
                               ------   ------    -----   -----

    Operating Income (Loss)       939   (8,715)     61        3

Other Income (Expenses):
------------------------
 Interest Income                  230      196     135       65
 Other Income and Exp., net       240       83     172       44
                                 ----      ---     ---      ---
 Total Other Income(Exp.)         470      279     307      109
                                 ----      ---     ---      ---

 Income (Loss) before
  Extraordinary Gain            1,409   (8,436)    923      112
 Extraordinary Gain on
  Extinguishment of
   Senior Notes                    36    1,634       -        -
                                -----    -----     ----     ----

    Net Income (Loss)          $1,445  ($6,802)   $923     $112
                               ======   =======   ====     ====

Partners' Equity at
 Beginning of Period          $21,426  $27,688 $21,484  $20,774
Capital Contribution/
(Distribution)                   (464)       -       -        -
Net Income (Loss)
 this Period                    1,445   (6,802)    923      112
                                -----    ------   ----      ---
   Subtotal                    22,407   20,886  22,407   20,886
Less: Capital Notes Rec.
 from Partners                   (300)    (764)   (300)    (764)
                                ------    ------  -------  -----
Net Partners' Equity at
 End of Period                $22,107   $20,122 $22,107 $20,122
                              =======   ======= ======= =======



[FN]          See notes to consolidated financial statements.


             THE FORECAST GROUP "Registered Tradename", L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                           (Unaudited)
                        (Amount in 000's)


                                               1998     1997
                                               ----     ----
Operating Activities:
---------------------
Net Income (Loss)                               $1,445  ($6,802)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Generated from (Used for)
  Operating Activities
   Non-Cash Charge for Impairment of
    Real Estate Inventory                            -    6,635
   Loss on Abandoned Land Options                   92       -
   Extraordinary Gain on Extinguishment
    of Senior Notes                                (36)  (1,634)
   Depreciation and Amortization on
    Property and Equipment                         202      146
   Loss (Gain) on Sale of Property and
    Equipment                                       (9)       -
   Decrease (Increase) in Accounts Receivable      374     (193)
   Decrease (Increase) in Real Estate Inventory (5,967)   2,833
   Decrease (Increase) in Other Assets             388       21
   Increase (Decrease) in Accounts
    Payable and Accrued Expenses                 1,565   (5,672)
                                                 -----    -----
   Net Cash Generated from(Used for)
    Operating Activities                        (1,946)  (4,666)
                                                -------  -------
Investing Activities:
--------------------
 Additions to Property and Equipment              (150)     (55)
 Proceeds from sale of property and equipment       17        -
                                                   ---       ---
     Net Cash Generated from(Used for)
      Investing Activities                        (133)     (55)
                                                  -----     ----
Financing Activities:
---------------------
 Retirement of Senior Notes at 11 3/8% due
  December 2000                                 (1,259)   (3,612)
 Decrease (Increase) in Accounts and Notes
  Receivable, Related Parties                   (2,278)    1,197
 Proceeds from Notes Payable                    46,805    27,812
 Proceeds from Notes Payable, Other              1,981     1,700
 Principal Payments on Notes Payable           (47,226)  (30,016)
 Principal Payments on Notes Payable, Other       (860)   (1,700)
                                                ------    -------
 Net Cash Generated from (Used for)
  Financing Activities                          (2,837)   (4,619)
                                                ------    -------
Increase (Decrease) in Cash and Cash
 Equivalents                                    (4,916)   (9,340)
Cash and Cash Equivalents at
 Beginning of Period                            13,550    12,350
                                                ------    ------
Cash and Cash Equivalents at End of Period      $8,634    $3,010
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

     The results of operations for the six months ended April 30, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the six months ended April 30, 1998, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1997 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and
     Related Notes Payable

      Real estate held for development and sale and related notes payable consist of the following:

(Amount in 000's)

                                            April 30, 1998
                                 -------------------------------
                                 Real Estate       Notes Payable
                                 Inventory
                                 ------------      -------------
Land Held for Development        $15,572                  $0
Residential Projects in Process   56,832              25,089
Model Homes                        4,483               1,467
                                 -------              ------
 Total                           $76,887             $26,556
                                 =======             =======


                                 Real Estate       Notes Payable
                                 Inventory
                                 ------------       ------------
Land Held for Development        $15,223                   $0
Residential Projects in Process   49,638               23,610
Model Homes                        6,151                3,368
                                 -------               ------
   Total                         $71,012              $26,978
                                 =======              =======





3.  Interest Expense

    The following summarizes the components of interest expense incurred, capitalized, expensed and paid:

(Amount's in 000's)

                      For the Six Months   For the Three Months
                              Ended               Ended
                      ------------------   --------------------
                       1998      1997      1998        1997
                      ------------------   --------------------
Interest incurred and
 Capitalized           $3,503    $3,684    $1,783      $1,765
Capitalized interest
 amortized to cost of
  homes sold           $4,190    $3,362    $2,134      $1,892
Interest paid          $3,550    $3,913      $925        $939



4.   Transactions With Affiliates

    The Board of Directors of Forecast "Registered Tradename" Homes, Inc., resolved that it would be in the Company's best longterm interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had
sufficient financial resources.   Acting upon  this
authorization, Mr. Previti did acquire $20,350,000 of Senior Notes all of which were repurchased and retired prior to October 31, 1997.

    The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.

    During the six months ended April 30, 1998, Accounts Receivables from Related Parties increased $2.3 million, primarily due to Mr. Previti purchasing from the Company a parcel of land in Moreno Valley that was transferred at book value, in consideration for a note secured by other land having a fair market value in excess of $1.7 million. No loss or gain will be realized as a result of this transaction. The balance of the increase was due to costs associated with the development of a community in Northern California that will produce home closings for the Company in fiscal years 1998, 1999, and 2000.


5.   11 3/8% Senior Notes Due December 2000

    In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast "Registered Tradename" Capital Corporation, with interest only payments due semiannually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.
In November of 1997, the Company purchased on margin in the open market an additional $1,325,000 of Senior Notes, which have not been retired. As of April 30, 1998, the Company had retired a total of $20,925,000 of the Senior Notes. Senior Notes totaling $29,075,000 have not been retired with $27,770,000 of those notes not controlled by the Company.

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

    For the six months ended April 30, 1998, the Company's  net
worth   was still not  in  compliance  with the  minimum  net
worth requirement, thereby resulting in another Trigger Date on April 30, 1998. Using the to-date amount of retired Senior Notes, management believes it can prevent the occurrence of any Net Worth Offer up through October 31, 1998.


6.  Real Estate Held for Development and Sale

    In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" (Statement 121), when events or circumstances indicate that an impairment to an assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that longlived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

    On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the six months ended April 30, 1998. Using the same analysis for the first six months of fiscal 1997, the Company concluded that certain real estate projects were impaired, and recorded a resulting impairment loss of $6,635,000.


 7.  Extraordinary Item

    During the six months ended April 30, 1998, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal balance of $1,325,000. The Senior Notes purchased during the six months ended April 30, 1998 were acquired on the open market and on margin for a total expenditure of $1,317,000. As of April 30, 1998, $607,000 was due on the
margin account. Net of allocable issuance costs, the resultant income of $36,000 was reported as extraordinary gains in the Company's financial statements for the six months period ending April 30, 1998.

    During the six months ended April 30, 1998, Mr. Carman tendered his interest in the Company to Forecast by effecting a cancellation of his capital contribution that was reflected by a note in the amount of $464,000. This transaction reduced both the Company's gross equity and related notes receivable, resulting in no impact on equity.

           FORECAST "REGISTERED TADENAME" CAPITAL CORPORATION
                               BALANCE SHEET


                             April 30, 1998     October 31, 1997
                                (unaudited)
                             --------------     ----------------
Assets:
-------
 Cash                             $100                 $100
                                  ----                 ----
     Total Assets                 $100                 $100
                                  ====                 ====
Liabilities &
 Shareholders' Deficit:
-----------------------
  Accounts Payable                $300                 $300
  Accounts Payable,
   Related Parties               4,200                3,400
                                 -----                -----
     Total Liabilities           4,500                3,700

Common Stock, $1.00 par value:
  Authorized 10,000 shares
   Issued and Outstanding
     2,500 shares                2,500                2,500
   Accumulated Deficit          (6,900)              (6,100)
                                -------              -------
 Total Shareholders' Deficit    (4,400)              (3,600)
                                -------              -------
     Total Liabilities &
      Shareholders' Deficit       $100                 $100
                                  ====                 ====



[FN]           See notes to consolidated financial statements.




          FORECAST "Registered Tradename" CAPITAL CORPORATION
           STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
      FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                              (Unaudited)



                          Six Months Ended    Three Months Ended
                               April 30,           April 30,
                          ----------------    ------------------
                            1998     1997       1998     1997
                          ----------------    ------------------

General & Admin. Exp.         $0       $0         $0        $0
Income Tax Expense           800      800        800       800
                             ---      ---        ---       ---
 Net Income (Loss)         ($800)   ($800)     ($800)    ($800)
                            ====     ====       ====      ====

Shareholders' Equity at
 Beginning of Period     ($3,600) ($2,400)   ($3,600)  ($2,400)
Net Income (Loss)
 This Period                (800)    (800)      (800)     (800)
                          -------  ------     ------    ------
Shareholders' Equity at
 End of Period           ($4,400) ($3,200)   ($4,400)  ($3,200)
                          ======   ======     ======    ======

[FN]         See notes to consolidated financial statements.

1.  Basis of Presentation

    Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The Company is a wholly-owned subsidiary of The Forecast "Registered Tradename" Group, L.P., a California limited partnership that is engaged in the residential real estate development business.

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

    The results of operations for the six months ended April 30, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.


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


                       Part I.      Item 2.

Results of Operations
---------------------

     The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:


                                Percent of        Percent of
                               Housing Sales     Housing Sales
                                For the Six      For the Three
                                Months Ended      Months Ended

                                   April 30,       April 30,
                                -------------   --------------
                                1998    1997    1998      1997
                                ----- --------  --- ----------

Homebuilding Revenues           100.0%  100.0%   100.0%   100.0%
Cost of Homes Sold               85.0%   84.7%    85.1%    82.8%
                                -----   -----    -----    -----
  Gross Profit                   15.0%   15.3%    14.9%    17.2%

Operating Expenses:
-------------------
  Selling & Marketing Ex.         8.3%   12.2%     7.6%    11.6%
  General & Admin. Ex.            5.5%    7.0%     5.8%     5.6%
  Non-Cash Charge for
   Impairment of Real Estate
    Inventory                     0.0%   12.3%     0.0%     0.0%
  Loss on Aband. Land Options     0.1%    0.0%     0.2%     0.0%
                                 -----   -----    -----    -----
    Total Operating Expenses     13.9%   31.5%    13.6%    17.2%

Operating Income (Loss)           1.1%  (16.2%)    1.4%     0.0%
                                 =====  =======   =====     ====

Number of homes closed            527     369      279      194
Number of homes sold              518     419      316      282
Number of Homes in backlong                        280      215
Aggregate value of backlog
  in millions                                  $46,544   $30,930
                                               =======   =======



Results of Operations for the Six Months ended April 30,
1998 and April 30, 1997

    Housing revenues for the six months ended April 30, 1998 were $82.6 million, representing an increase of $28.8 million or 53.6% from the six months ended April 30, 1997. The revenues for fiscal 1998 represent 527 closings, an increase of 42.8% from the six months ended April 30, 1997. The average sales price for the six months ended April 30, 1998 was $156,664 as compared to $145,614 for the same period a year ago, representing an increase of 7.6%. The increase in average sales price is due primarily to increases in sales prices in the Company's strongest markets.

    Gross profit from housing sales was $12.4 million for the six months ended April 30, 1998, an increase of $4.2 million or 51.4%, from the six months ended April 30,1997. Gross profit percentage for the six months ended April 30, 1998 was 15.0% as compared to 15.3% a year ago. The gross profit percentage, as compared to the same period a year ago, decreased based upon the close-out of two of the Company's most profitable communities in the 1997 reporting period. Gross profit dollar margin per house increased 6.0% to $23,547 during the same comparison period. The higher gross margins are attributable to the increasing sales prices, as mentioned above and continued monitoring of production costs and delivery times.

    Selling and marketing expenses increased by $325,000 or
5.0% during the six months ended April 30, 1998, as compared to the six months ended April 30, 1997. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 8.3% from 12.2% for the comparable periods in 1998 and 1997,
respectively.   This decrease, as a percentage of revenue, is
attributable to both the higher closing volume and the reduction in incentives necessary in order to achieve absorption levels that are acceptable to the Company.

    General and administrative expenses increased $779,000 during the six months ended April 30, 1998, as compared to the six months ended April 30, 1997. The increase is attributable to an increase in the number of employees in the Company, which were necessary to facilitate the Company's expansion and active investigation of new land acquisition opportunities. These costs were 5.5% and 7.0%, as a percentage of revenue, for the six months ended April 30, 1998 and 1997, respectively. This decrease is attributable to the higher volume of closings during the period.

    Income before extraordinary gain was $1,409,000 during the six months ended April 30, 1998, as compared to a net loss before extraordinary gain of $8,436,000 for the six months ended April 30, 1997. The income for the six months ended April 30, 1998, is representative of the overall improvement of market conditions. The loss during the first six months of fiscal year 1997 is directly attributable to the Company recording a $6.6 million provision for impairment of real estate inventory as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

    Extraordinary Gain for the six months ended April 30, 1998 was $36,000, as the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $1,325,000. In 1997, the Company repurchased $5,400,000 of its Senior Notes resulting in an extraordinary gain of $1,634,000 being recorded in the six months ended April 30, 1997.

    Net income for the six months ended April 30, 1998 was $1.4 million as compared to a net loss of $6.8 million in the six months ended April 30, 1997 that was the direct result of the $6.6 million non-cash charge for impairment of real estate inventory as discussed above.

Results of Operations for the Three Months ended April 30, 1998 and April 30, 1997

    Housing revenues for the three months ended April 30, 1998 were $44.1 million, representing an increase of $15.2 million or 52.7% from the three months ended April 30, 1997. The revenues for the three months ended April 30, 1998 represent 279 closings, an increase of 43.8% from the three months ended April 30, 1997. The average sales price for the three months ended April 30, 1998, was $158,112 as compared to $148,911 for the same period a year ago, representing an increase of 6.2%, that is primarily due to increases in sales prices in the Company's strongest markets.

    Gross profit from housing sales was $6.6 million for the three months ended April 30, 1998, an increase of $1.6 million or 32.5%, from the three months ended April 30, 1997. Gross profit percentage for the three months ended April 30, 1998 was 14.9% as compared to 17.2% a year ago. The gross profit percentage, as compared to the same period a year ago, decreased based upon the close-out of two of the Company's most profitable communities in the 1997 reporting period.

    Selling and marketing expenses decreased by $22,000 or 0.6% during the three months ended April 30, 1998, as compared to the three months ended April 30, 1997. This decrease is directly attributable to lower customer incentives used during the most current period. Selling and marketing, as a percentage of revenue, decreased in the three month period ended April 30, 1998, to 7.6% from 11.6% for the comparable period in 1997.
This decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction of incentives necessary in order to achieve absorption levels that are acceptable to the Company.

    General and administrative expenses increased $941,000 or 58.6% during the three months ended April 30, 1998, as compared to the three months ended April 30, 1997. The increase is attributable to an increase in the number of employees in the Company, which were necessary to facilitate the Company's expansion and active investigation of the new land acquisition opportunities. These costs were 5.8% and 5.6%, as a percentage of revenue, for the three months ended April 30, 1998 and 1997, respectively.

    Net income for the three months ended April 30, 1998 was $923,000 as compared to a net income of $112,000 for the three months ended April 30, 1997. Net income, as a percentage of revenue, increased to 2.1% for the three months ended April 30, 1998, as compared to 0.4% for the same period a year ago.
The increase in net profits is attributable to an increase in closings and the strengthening of the California market, which created an opportunity for price increases and lower customer incentives as discussed above.


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

    At April 30, 1998, the Company had commitments for $60.6 million under several revolving credit facilities with commercial banks and financial institutions, of which $20.4 million was outstanding. In addition, at April 30, 1998, the Company had community specific facilities capable of providing aggregate fundings of $7.7 million, against which $4.7 million was outstanding at that time. The Company also benefits from a line of credit which is secured by some of its model homes for an amount not to exceed $5.8 million of which $1.5 million was outstanding as of April 30, 1998. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. As a result, on April 30, 1998, the aggregate outstanding principal balance under the Company's credit facilities was $26.6 million and the recourse to the Company from those borrowings was $5.7 million.

    For the six months ended April 30, 1998, the Company's interest incurred and capitalized decreased 4.9% as compared to the six months ended April 30, 1997. This decrease represents the continued negotiations with lenders to reduce financing rates, which will enable the Company to continue to improve gross margins. The Company's interest amortized-to-cost of homes sold increased 24.6% to $4.2 million for the six months ended April 30, 1998, as compared to the same period a year ago, and is directly attributable to an increase in the number of homes closed during the six months ended April 30, 1998.

    The Indenture governing the Senior Notes limits total outstanding recourse debt to $15 million unless, at the time the recourse debt is incurred and after giving effect to the proceeds therefrom, certain threshold tests are met for interest coverage and debt to equity ratios, as defined in the Indenture. At April 30, 1998, the Company's outstanding recourse debt was approximately $5.7 million, thus approximately $9.3 million in additional "recourse" debt could have been incurred. As of April 30, 1998, the Company did not meet the threshold tests for interest coverage or debt-to-equity ratios. However, the Company is not precluded from incurring debt on a non-recourse basis, and believes the financing currently in place is sufficient to meet the Company's business objectives for the foreseeable future.

                   PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

(a)  None

Item 2.  Changes in Securities
         ---------------------
(a)  None

Item 3.  Defaults upon Senior Securities
         -------------------------------

(a)   Refer  to  note  5 of Notes to Consolidated Financial
                            -------------------------------
 Statements.
------------


Item 4.  Submission of Matters to a Vote of Security Holders
          -------------------------------------------------
(a)  None


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

       THE FORECAST "Registered Tradename" GROUP, L.P.
       -----------------------------------------------
       By: FORECAST "Registered Tradename" HOMES, INC.
       -----------------------------------------------
                              A California Corporation
                              its General Partner


May 27, 1998             By:  /s/   James P. Previti
------------             ---------------------------
    Date                            James P. Previti
                                    President

                          By: /s/   Richard B. Munkvold
                          -----------------------------
                                    Richard B. Munkvold
                                    Vice President
                                    Corporate Controller
                                    Principal Accounting Officer


       By: FORECAST "Registered Tradename" CAPITAL CORPORATION
            --------------------------------------------------



May 27, 1998              By:  /s/  James P. Previti
------------                        ----------------
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