Form 10-Q
period 1998-07-31
FORECAST GROUP LP
filed 1998-08-31
CIK 915350

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended July 31, 1998

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


       YES   X    NO___

There  was  no  voting  stock  held  by  non-affiliates  of   the
Registrant at August 31, 1998.

At August 31, 1998, Forecast "Registered Tradename" Capital
Corporation  had  2,500 shares of Common stock outstanding.



         THE FORECAST GROUP "REGISTERED TRADENAME", L.P.
                  CONSOLIDATED BALANCE SHEETS
                       (Amounts in 000's)

                                 July 31, 1998  October 31, 1997
                                  (Unaudited)
                                 -------------  ---------------
Assets:
-------
 Cash and Cash Equivalents             $16,700       $13,550
 Accounts Receivable                       155           575
 Accounts and Notes Receivable,
  Related Parties                        7,380         3,486
 Real Estate Inventory                  79,927        71,012
 Property and Equipment, Net               636         1,036
 Other Assets                            1,726         1,923
                                      --------       -------
   Total Assets                       $106,524       $91,582
                                      ========       =======


Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                      $18,901       $12,294
 Accrued Expenses                        1,694         2,573
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                        27,750        29,075
 Collateralized by Real Estate
  Inventory                             31,497        26,978
 Other Notes Payable                       544             -
                                        ------        ------
     Total Notes Payable                59,791        56,053
                                        ------        ------
   Total Liabilities                    80,386        70,920

Partners' Equity                        26,438        21,426
 Less: Capital Notes Receivable
  From Partners                           (300)         (764)
                                        ------        ------
   Net Partners' Equity                 26,138        20,662
                                      --------       -------
Total Liabilities & Partners'Equity   $106,524       $91,582
                                      ========       =======

[FN]      See notes to consolidated financial statements.




         THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
    FOR THE NINE AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                           (Unaudited)
                        (Amount in 000's)



                                  Nine Months     Three Months
                                      Ended          Ended
                                     July 31,       July 31,
                                ---------------   --------------
                                1998       1997    1998    1997
                               -----------------  -------------


Homebuilding Revenues          $139,842  $95,481 $57,280 $41,750
Cost of Homes Sold              117,359   81,028  47,207  35,492
                               --------  ------- ------- ------
   Gross Profit                  22,483   14,453  10,073   6,258
                               --------  ------- ------- ------
Operating Expenses:
-------------------
 Selling & Marketing Ex.         10,585   10,267   3,723   3,730
 General & Admin. Ex.             7,722    5,588   3,205   1,850
 Provision for Impairment
  of Real Estate Inventory            -    6,635       -       -
 Loss on Abandoned Land
  Options                           126        -      34       -
                                 ------   ------   -----   -----
   Total Operating Expenses      18,433   22,490   6,962   5,580
                                 ------   ------   -----   -----
Operating Income (Loss)           4,050   (8,037)  3,111     678

Other Income (Expenses):
------------------------
 Interest Income                    338      279     108      83
 Interest Expense                  (122)       -    (122)      -
 Other Income and Ex., net        1,174      128     934      45
                                  -----      ---     ---     ---
   Total Other Income (Expense)   1,390      407     920     128

Income (Loss)before
 Extraordinary Gain               5,440   (7,630)  4,031     806
Extraordinary Gain on
 Extinguishment of Senior Notes      36    1,634       -       -
                                 ------   ------  ------    ----
Net Income (Loss)                $5,476  ($5,996) $4,031    $806
                                 ======   ======  ======    ====

Partners' Equity at
 Beginning of Period            $21,426  $27,688 $22,407 $20,886
Capital Contrib./(Distrib.)        (464)       -       -       -
Net Income (Loss) this Period     5,476   (5,996)  4,031     806
                                 ------   ------  ------  ------
                                 26,438   21,692  26,438  21,692
Less: Capital Notes
 Receivable from Partners          (300)    (764)   (300)   (764)
                                 ------   ------  ------  ------
Net Partners' Equity at
 End of Period                  $26,138  $20,928 $26,138 $20,928
                                =======  ======= ======= =======


[FN]          See notes to consolidated financial statements.


         THE FORECAST GROUP "Registered Tradename", L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                           (Unaudited)
                        (Amount in 000's)

                                               1998      1997
                                              -----      -----
Operating Activities:
--------------------
Net Income (Loss)                              $5,476   ($5,996)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities
  Non-Cash Charge for Impairment of
   Real Estate Inventory                            -     6,635
 Loss on Abandoned Land Options                   126         -
 Extraordinary Gain on
  Extinguishment of Senior Notes                  (36)   (1,634)
 Depreciation on Property and Equipment           312       222
 Gain on Sale of Property and Equipment           (11)        -
 Decrease (Increase) in Accounts Receivable       420      (242)
 Decrease (Increase) in Real Estate Inventory  (9,041)    5,042
 Decrease in Other Assets                         297       252
 Increase (Decrease) in Accounts Payable
  and Accrued Expenses                          5,728      (478)
                                                -----     -----
  Net Cash Provided by Operating Activities     3,271     3,801
                                                -----     -----
Investing Activities:
--------------------
Contribution to Joint Venture                    (100)        -
Additions to Property and Equipment              (231)      (69)
Proceeds from sale of property and equipment      330         -
                                                  ---       ---
     Net Cash Used for Investing Activities        (1)      (69)
                                                  ---       ---

Financing Activities:
---------------------
 Retirement of Senior Notes at 11 3/8% due
  December 2000                                (1,289)   (3,612)
 Decrease (Increase) in Accounts and Notes
  Receivable, Related Parties                  (3,894)    1,108
 Proceeds from Notes Payable Collateralized
  by Real Estate                               88,935    51,077
 Proceeds from Notes Payable, Other             1,357         -
 Principal Payments on Notes Payable
  Collateralized by Real Estate               (84,416)  (53,230)
 Principal Payments on Notes Payable, Other      (813)        -
                                               ------    ------
Net Cash Used for Financing Activities           (120)   (4,657)
                                               ------    ------
Increase (Decrease) in Cash and
 Cash Equivalents                               3,150      (925)
Cash and Cash Equivalents at
 Beginning of Period                           13,550    12,350
                                               ------    -----
Cash and Cash Equivalents at
 End of Period                                $16,700   $11,425
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

     The results of operations for the nine months ended July 31, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the nine months ended July 31, 1998, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1997 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

      Real estate held for development and sale and related notes payable consist of the following:

(Amount's in 000's)


                                              July 31, 1998
                                      ----------------------------
                                      Real Estate  Notes Payable
                                      Inventory
                                      -----------------------------
Land Held for Development              $12,021          $0
Residential Projects in Process         62,052      29,306
Model Homes                              5,854       2,191
                                       -------      ------
  Total                                $79,927     $31,497
                                       =======     =======


                                           October 31, 1997
                                    ---------------------------
                                     Real Estate   Notes Payable
                                     Inventory
                                    ----------------------------
Land Held for Development             $15,223           $0
Residential Projects in Process        49,638       23,610
Model Homes                             6,151        3,368
                                      -------       ------
 Total                                $71,012      $26,978
                                      =======      =======



3.  Interest


    The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amount's in 000's)


                                   For the Nine    For the Three
                                   Months Ended     Months Ended
                                     July, 31,        July 31,
                                   ------------    -------------


Interest incurred and capitalized $5,196   $5,393  $1,693 $1,709
Interest incurred and expensed       122        -     122      -
                                  ------   ------  ------ ------
 Total Interest Incurred          $5,318   $5,393  $1,815 $1,709
                                  ======   ======  ====== ======
Capitalized interest amortized
 To cost of homes sold            $6,178   $6,183  $1,988 $2,821
Interest paid                     $6,143   $6,488  $2,593 $2,575



4.   Transactions With Affiliates

      The Board of Directors of Forecast "Registered Tradename" Homes, Inc., resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had
sufficient financial resources.   Acting upon  this
authorization, Mr. Previti acquired and the Company repurchased, $20,350,000 of Senior Notes prior to July 31, 1998. (See Note 5 to Consolidated Financial Statements).

      The Company believes that the transactions discussed above were on terms at least as favorable to the Company as a comparable transaction made on an arms length basis between unaffiliated parties.

      During the nine months ended July 31, 1998, Accounts Receivables from Related Parties increased by $3.9 million. The increase primarily relates to the addition of a $2.5 million receivable, from an affiliated entity in which Mr. Previti is a 100% owner, related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California. The Company will be reimbursed from the proceeds of the sale of Community Facilities District bonds which is presently anticipated to occur in the fourth quarter of fiscal 1998. On an ongoing basis the Company also receives a monthly management fee of $12,000 for the construction oversight and project management of this project.

     A portion of the increase also relates to Mr. Previti's purchase from the Company of 17 finished lots in Moreno Valley, at book value ($1.7 million), in consideration for a note secured by other real property having a fair market value in excess of the $1.7 million note. No gain or loss was realized as a result of this transaction, and as of July 31, 1998, the outstanding balance of this note receivable from Mr. Previti had been paid down to $589,000, without a reduction in collateral held by the Company.

     The remainder of the increase relates to various management fees due to the Company, including a $500,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California. On an ongoing basis the Company also receives a monthly management fee of $20,000 for the construction oversight and project management of this project.

     During the nine months ended July 31, 1998, the Company also acquired 169 lots in the above referenced Northern California community at the affiliate's book value of $2.2 million, along with the right to purchase another 147 lots within that same community at the affiliate's book value of $1.7 million. In addition, during that same period, the Company acquired 142 lots, from the above referenced Southern California affiliate, at the affiliate's book value of $5.7 million, along with the right to acquire another 227 lots at book value. This 227 lot transaction is further subject to a profit participation agreement in which the non-Previti owned portion of the affiliated entity will be entitled to 50% of the net profits from the sale of each home on those 227 lots, after the deduction of a 3% management fee to the Company. The remaining 50% of the net profits will be retained by the Company.

     Also during the nine months ended July 31, 1998, the Company sold three non-residential real estate assets to Mr. Previti's above referenced 100% ownership entity, all at the Company's book
value.   The total book value for all three  parcels  was  $2.2
million.  No profit or loss was recorded on these transactions.

     Additionally, during the nine months ended July 31, 1998, Mr. Joe Carman (a prior executive with the Company) tendered his interest in the Company by effecting a cancellation of his capital contribution which had been reflected by a note receivable in the amount of $464,000. This transaction both reduced the Company's gross equity and its related capital notes receivable from partners, thereby resulting in no financial impact to the Company's net equity.

     As of August 1, 1998 the Company (through its limited partnership interest in Inland Counties Mortgage, LLC ["Inland Counties"], an affiliated entity of the Company) entered into a joint venture with Norwest Mortgage, Inc. (a nationally recognized mortgage banker, "Norwest") under the name of Forecast Homes Mortgage, LLC ("Forecast Mortgage"). This new entity will continue to provide the Company with the ability to control the mortgage processing and funding of the loans its homebuyers obtain in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with previously unavailable income generated through the origination of those mortgage loans to its homebuyers. The Company expects that Forecast Mortgage will be able to capture a greater percentage of its homebuyers than had its prior mortgage provider due to the vastly larger mortgage products a company like Norwest is able to offer.

     Lastly, in 1993, Mr. Previti contributed two undeveloped parcels in Bullhead City, Arizona zoned for multi-family use, to the Company. In May 1995, the Company sold one of these parcels to an affiliated entity in which Mr. Previti owns a 100% interest, and took back a note receivable of $641,000 secured by the parcel. The affiliated entity developed the parcel as part of an adjacent existing multi-family operating property bringing the total units to 204. The remaining parcel of undeveloped property is currently carried on the Company's books at $1.6
million.   Mr. Previti now intends to sell the operating property
owned  by  the  affiliated entity together with  the  undeveloped
parcel   owned  by  the  Company.   In  conjunction with this
anticipated sale Mr. Previti has executed a pledge of his shareholder interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the carrying value for its undeveloped property.


5.  11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. The notes are joint and several obligations of the Company and Forecast Capital
Corporation, with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. As of July 31, 1998, the Company had repurchased and retired a total of $20,925,000 of the Senior Notes and the remaining $29,075,000
have   not   been  retired,  including  $1,325,000   which were
repurchased and are held by the Company. (See Note 7 of Notes to Consolidated Financial Statements).

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains
certain  debt-to-equity ratios and debt coverage ratios.   As of
July 31, 1998, the Company met the interest coverage and debt-to equity ratios, thereby permitting the Company to incur additional recourse debt above the $15 million limit. Notwithstanding the ability to incur recourse debt in excess of $15 million at July 31, 1998, the Company only had outstanding approximately $2.3 million of recourse debt, thus permitting it to incur more that $12.7 million in additional recourse debt. In addition, the Company is not precluded from incurring additional debt on a non recourse debt basis, and believes the financing currently in place is sufficient to meet the Company's business objectives for the foreseeable future.

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

     As of October 31, 1995 and January 31, 1996, the Company was not in compliance with the minimum net worth requirement. However, the Company had purchased or redeemed a sufficient amount of Senior Notes to meet its repurchase obligations at that time.

     As of April 30, July 31, and October 31, 1996, the Company's net worth was again above the $25 million threshold, thereby preventing the occurrence of a second Trigger Date. As a result of the non-cash charge for the impairment of real estate inventory at the end of the first quarter of 1997, for the fiscal quarters ended January 31, April 30, July 31, and October 31, 1997, the Company was again not in compliance with the minimum net worth requirement, which resulted in Trigger Dates occurring
on April   30,  1997  and  October  31,  1997.   The  Company's
acquisition and retirement of over $20.9 million in Senior Notes as of October 31, 1997 prevented the need to make a Net Worth Offer at that time.

      As of January 31 and April 30, 1998 the Company was again not in compliance with the minimum net worth requirement which resulted in a Trigger date on April 30, 1998. The Company's prior acquisition and retirement of Senior Notes remained sufficient to prevent the need to make a net worth offer at April 30, 1998.

      As  of   July 31, 1998, the Company's net worth  was  again
above the $25 million threshold, thereby bringing the Company's net worth into compliance with the net worth provisions of the Indenture.


6.  Real Estate Held for Development and Sale

      In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), when events or circumstances indicate that an impairment to assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the nine months ended July 31, 1998. Using the same analysis for the first nine months of fiscal 1997, the Company concluded that certain real estate projects were impaired, and recorded an impairment loss of $6,635,000.


7.  Extraordinary Item

      In November 1997, the Company repurchased on margin and in the open market, a portion of its Senior Notes having an aggregate outstanding principal balance of $1,325,000. As of July 31, 1998, $544,000 was due on the margin account for the purchase of these Senior Notes and such amount has been classified as Other Notes Payable on the Company's balance sheet. Net of allocable issuance costs, the resultant income of $36,000 was reported as an extraordinary gain in the Company's financial statements for the nine month period ending July 31, 1998.

        FORECAST "Registered Tradename" CAPITAL CORPORATION
                         BALANCE SHEETS




                                July 31, 1998   October 31, 1997
                                  (Unaudited)
                                -------------   ---------------
Assets:
-------
 Cash                                   $100           $100
                                        ----           ----
     Total Assets                       $100           $100
                                        ====           ====


Liabilities & Shareholders' Deficit:
------------------------------------
 Accounts Payable                       $300           $300
 Accounts Payable, Related Parties     4,200          3,400
                                       -----          -----
     Total Liabilities                 4,500          3,700
                                       -----          -----
 Common Stock, $1.00 par value:
   Authorized 10,000 shares
   Issued and Outstanding
   2,500 shares                        2,500          2,500
   Accumulated Deficit                (6,900)        (6,100)
                                      ------          -----
  Total Shareholders' Deficit         (4,400)        (3,600)
                                      ------          -----
     Total Liabilities &
       Shareholders' Deficit            $100           $100
                                       =====           ====




[FN]             See notes to financial statements.


     FORECAST "Registered Tradename" CAPITAL CORPORATION
        STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
   FOR THE NINE AND THREE MONTHS ENDED JULY 31, 1998 AND 1997
                           (Unaudited)




                                     Nine Months    Three Months
                                        Ended          Ended
                                       July 31,       July 31,
                                     -----------    -----------
                                     1998   1997    1998    1997
                                     -----------    ------------


General & Administrative Expenses     $0        $0       $0      $0
Income Tax Expense                   800       800        0       0
                                   -----      -----      --      --
   Net Income (Loss)               ($800)    ($800)      $0      $0
                                   =====      =====      ==      ==



Shareholders' Equity at
 Beginning of Period             ($3,600)  ($2,400) ($4,400)  3,200
Net Income (Loss) this Period       (800)     (800)       0       0
                                  ------    ------   ------  -----


Shareholders' Equity at
 End of Period                   ($4,400)  ($3,200) ($4,400) $3,200
                                  =======  =======  =======  ======




[FN]                 See notes to financial statements.

        FORECAST "Registered Tradename" CAPITAL CORPORATION NOTES
                  TO FINANCIAL STATEMENTS
                           (Unaudited)




1.  Basis of Presentation

     Forecast "Registered Tradename" Capital Corporation was incorporated in California on September 20, 1993. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business. Forecast "Registered Tradename" Capital Corporation is financially dependent on The Forecast Group "Registered Tradename", L.P. to fund its continuing operations.

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

     The results of operations for the nine months ended July 31, 1998 do not necessarily indicate the results that can be expected for the full fiscal year.


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


Part I.      Item 2.

Results of Operations
---------------------

      The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data:




                                  Percent of     Percent of
                                Housing Sales   Housing Sales
                                For the Nine     For the Nine
                                Months Ended     Months Ended
                                  July 31,         July 31,
                               -------------   -------------
                               1998   1997      1998    1997
                               -------------   --------------


Homebuilding Revenues          100.0% 100.0%    100.0%   100.0%
Cost of Homes Sold              83.9%  84.9%     82.4%    85.0%
                               -----  -----     -----    ----
  Gross Profit                 16.1%   15.1%     17.6%    15.0%

Operating Expenses:
-------------------
 Selling & Marketing Ex.        7.6%   10.8%      6.5%     8.9%
 General & Admin Ex.            5.5%    5.9%      5.6%     4.4%
 Non-Cash Charge for
  Impairment of Real Estate
   Inventory                    0.0%    6.9%      0.0%     0.0%
 Loss on Abandoned Land Options 0.1%    0.0%      0.1%     0.0%
                                ----    ----      ----     ----
    Total Operating Ex.        13.2%   23.6%     12.2%    13.4%
Operating Income (Loss)         2.9%   (8.4%)     5.4%     1.6%
                               ====    =====      ====     ====


Number of homes closed          872     657        345      288
Number of homes sold            875     719        357      300
Number of homes in backlog                         292      227
Aggregate value of backlog
 (in Millions)                                 $46,620  $34,186
                                               =======  =======


Results  of  Operations for the Nine Months ended  July  31, 1998 and July 31, 1997

    Housing revenues for the nine months ended July 31, 1998 were $139.8 million, representing an increase of $44.3 million or 46.5% from the nine months ended July 31, 1997. The revenues for the first nine months of fiscal 1998 represent 872 closings, an increase of 215 closings or 32.7% over the nine months ended July 31, 1997. The increase reflects a strengthening California housing market which resulted in an increased absorption rate in the Company's submarkets and the ability of the Company to sell more homes. Certain land acquisitions and home sales were also delayed (due to causes beyond the control of the Company) in the fiscal fourth quarter of 1997 which resulted in an increase in homes closed in the first quarter of 1998. The average sales prices in each of the Company's divisions' strongest submarkets for homes closed during the nine months ended July 31, 1998 was $160,369 as compared to $145,328 for the same period a year ago, representing an increase of 10.3%. The increase in average sales price is due primarily to increases in sales prices in each of the Company's divisions' strongest submarkets. Another factor is the increase in the average sales price in the Northern California Division as a whole.

     Gross profit from housing sales was $22.5 million for the nine months ended July 31, 1998, an increase of $8.0 million or 55.5%, from the nine months ended July 31, 1997. Gross profit per home increased to $25,783 from $21,998 representing a 17.2% increase over the comparable period in 1997. Gross profit margin for the nine months ended July 31, 1998 was 16.1% as compared to 15.1% a year ago. The increase in gross margin was due primarily to higher gross margins in the Southern California Division of 18.7% and increased prices and lower costs in certain of the Company's submarkets resulting from greater demand.

     For the nine months ended July 31, 1998, the Company's interest incurred decreased 1.4% as compared to the nine months ended July 31, 1997. This decrease is a result of modifications in the loan terms which resulted in reduced financing rates. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 32% to 4.4% for the nine months ended July 31, 1998, from 6.5% for the same period a year ago. This decrease is directly attributable to increased absorption rates which produced increased rates of turnover resulting in lower capitalized interest costs.

     Selling and marketing expenses increased by $317,000 or 3.1% during the nine months ended July 31, 1998, as compared to the nine months ended July 31, 1997. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 7.6% from 10.8% for the comparable period in 1997. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction in sales incentives necessary to achieve desirable absorption rates.

     General and administrative expenses increased $2.1 million during the nine months ended July 31, 1998, as compared to the nine months ended July 31, 1997. Despite the increase in general and administrative expenses, these costs, as a percentage of revenue decreased to 5.5% for the nine months ended July 31, 1998 from 5.9% for the nine months ended July 31, 1997, due to the increased number of home closings during comparable periods. The $2.1 million increase is primarily attributable to an increase in management bonuses that resulted from the improved profitability of the Company, as well as an increase in the number of employees in the Company which was necessary to facilitate the Company's expansion and active investigation of new land acquisition opportunities.

     Income before extraordinary gain was $5.4 million during the nine months ended July 31, 1998, as compared to a loss before extraordinary gain of $7.6 million for the nine months ended July 31, 1997. The income for the nine months ended July 31, 1998, is representative of the overall improvement of market conditions. The loss during the first nine months of fiscal year 1997 is primarily attributable to the Company recording a $6.6 million provision for impairment of real estate inventory as a result of the application of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     Extraordinary gain for the nine months ended July 31, 1998 was $36,000 related to the Company's repurchase of a portion of its 11 3/8% Senior Notes having an aggregate outstanding principal amount of $1.3 million. In 1997, the Company repurchased $5.4 million of its Senior Notes resulting in an extraordinary gain of $1.6 million being recorded in the nine months ended July 31, 1997.

     Net income for the nine months ended July 31, 1998 was $5.5 million, as compared to a net loss of $6.0 million in the nine months ended July 31, 1997 due primarily to the factors discussed above.


Results  of Operations for the Three Months ended  July  31,
1998 and July 31, 1997

     Housing revenues for the three months ended July 31, 1998 were $57.3 million, representing an increase of $15.5 million or 37.2% from the three months ended July 31, 1997. The revenues for the three months ended July 31, 1998 represent 345 closings, an increase of 57 closings or 19.8% over the three months ended July 31, 1997. The average sales price for the three months ended July 31, 1998, was $166,029 as compared to $144,965 for the same period a year ago, representing an increase of 14.5%, that is primarily due to increases in sales prices in the Company's divisions' strongest markets and an overall average sales price in the Northern California Division of $174,000.

      Gross profit from housing sales was $10.1 million for the three months ended July 31, 1998, an increase of $3.8 million or 60.9%, from the three months ended July 31, 1997. Gross profit per home increased to $29,197 from $21,727 representing a 34.3%
increase   for   the  comparable  periods  in 1998 and 1997,
respectively.   Gross profit margin for the  three  months  ended
July 31, 1998 was 17.6% as compared to 15.0% a year ago. This increase is primarily attributable to the increased absorption rates in Northern and Southern California in conjunction with higher sales prices and decreased incentive levels as a result of an overall strengthening in the California marketplace.

     Selling and marketing, as a percentage of revenue, decreased in the three month period ended July 31, 1998, to 6.5% from 8.9%
for the comparable  period  in  1997.   This decrease, as a
percentage of revenue, is attributable to both the higher closing volume and the reduction in sales incentives necessary in order to achieve absorption levels that are acceptable to the Company.

     General and administrative expenses increased $1.4 million during the three months ended July 31, 1998, as compared to the three months ended July 31, 1997. These costs, as a percentage of revenue increased to 5.6% from 4.4%, for the three months ended July 31, 1998 and 1997, respectively. The increase is attributable to an increase in management bonuses that resulted from improved profitability of the Company, as well as an increase in the number of employees in the Company, which were necessary to facilitate the Company's expansion and active investigation of new land acquisition opportunities. The general and administrative costs are considered by management to be at an appropriate level for the Company.

     Net income for the three months ended July 31, 1998 was $4.0 million as compared to a net income of $806,000 for the three months ended July 31, 1997. Net income, as a percentage of revenue, increased to 7.0% for the three months ended July 31,1998, as compared to 1.9% for the same period a year ago. The increase in net profits is attributable to an increase in closings and the strengthening of the California market, which created an opportunity for price increases and lower customer incentives as discussed above.


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

      The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cash flow from operations. The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through a combination of cash provided by operations and financing activities. At certain times during the past few years the Company has repurchased a portion of its outstanding 11 3/8% Senior Notes due on the open market at prices below par, and subsequently retired such repurchased 11 3/8% Senior Notes, and the resultant income was reported as an extraordinary gain in the Company's consolidated financial statements. At times, these debt repurchases were utilized to cure certain unsatisfied minimum net worth covenant requirements of the 11 3/8% Senior Notes.

     At July 31, 1998, the Company had commitments for $70.6 million under several revolving credit facilities with commercial banks and financial institutions, of which $24.6 million was outstanding. In addition, at July 31, 1998, the Company had community specific facilities capable of providing aggregate fundings of $8.3 million, of which $4.7 million was outstanding. The Company also benefits from a line of credit which is secured by certain of its model homes for an amount not to exceed $5.8 million of which $2.2 million was outstanding as of July 31, 1998. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. On July 31, 1998, the aggregate outstanding principal balance under the Company's credit facilities was $31.5 million and the recourse to the Company from those borrowings was $2.3 million.

      The Indenture governing the Senior Notes limits total outstanding recourse debt to $15 million unless, at the time the recourse debt is incurred and after giving effect to the proceeds therefrom, certain threshold tests are met for interest coverage and debt to equity ratios, as defined in the Indenture. As of July 31, 1998, the Company met the threshold tests for interest coverage and debt-to-equity ratios, thereby permitting the Company to incur additional recourse debt above the $15 million limit. Notwithstanding the ability to incur recourse debt in excess of $15 million at July 31, 1998 the Company only had outstanding approximately $2.3 million of recourse debt, thus permitting it to incur more than $12.7 million in additional recourse debt. In addition, the Company is not precluded from incurring additional debt on a non-recourse basis, and believes the financing currently in place is sufficient to meet the Company's business objectives for the foreseeable future.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a portion of the total project costs and acquisition costs in order to obtain construction or land acquisition financing. The Company has in the past failed to meet the debt-to-equity and debt coverage ratios that are set forth in the indenture governing the 11 3/8% Senior Notes. As a result, the Company has been restricted in its ability to incur recourse indebtedness. As a result, to assist the Company in meeting its liquidity needs, Mr. Previti has personally guaranteed a portion of the Company's debt. The Indenture for the Notes also contains a similar debt-to-equity covenant. There is no assurance that Mr. Previti will be willing to guarantee such indebtedness in the future if the Company fails to meet any interest coverage and covenants in the future.

     The Company believes that its current borrowing capacity, and anticipated cash flows from its operations, are sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the
Company's future  capital  needs.   The  amount  and  types   of
indebtedness that the Company may incur may be limited by the terms of the Notes and/or the Company's credit facilities. There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital.


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

     The  Company has completed its internal assessment  and  has upgraded its software so that its computer system will function properly with respect to dates in the year 2000 and thereafter. The core operating system for the company, JD Edwards, is in compliance with year 2000 standards. Ancillary programs for the company will be year 2000 compliant by the end of the company's
first fiscal  quarter  ending January  31,  1999.   The  Company
believes that with the modifications to existing software, the year 2000 will not pose significant operational problems for its computer system.

     The Company anticipates that there may be significant business disruptions involving year 2000 problems with its vendors and customers. The Company has not completed an assessment of the readiness of such third parties, where the failure of such third parties to be year 2000 compliant could have a material impact on the Company. For instance, financial service providers to both the Company and the Company's customers may incur significant costs and even temporary shut downs as a result of computer problems. The ability of lenders to advance funds both for purchasers of the Company's homes and for financing the Company's operation may be impacted negatively. Any such delay may have a material adverse effect on the Company and its results of operations. The Company will continue to address the readiness of such third parties and, to the extent appropriate, develop contingency plans.

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

August 31, 1998           By:  /s/ James P. Previti
---------------           -------------------------
     Date                          James  P. Previti
                                   President



                          By:  /s/ Richard B. Munkvold
                          ----------------------------
                                   Richard B. Munkvold
                                   Vice President
                                   Corporate Controller
                                   Principal Accounting Officer



       By: FORECAST "Registered Tradename" CAPITAL CORPORATION
       -------------------------------------------------------



August 31, 1998           By:  /s/ James P. Previti
---------------           -------------------------
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