Form 10-K
period 1998-10-31
FORECAST GROUP LP
filed 1998-12-16
CIK 915350

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                            FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the year ended October 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OR 1934


For the transition period from     N/A

Commission File Number:   33-72106

           THE FORECAST GROUP "REGISTERED TRADENAME", L.P. and
           FORECAST "REGISTERED TRADENAME"CAPITAL CORPORATION
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

There was no voting stock held by nonaffiliates of the Registrant at December 15, 1998.

At December 15, 1998, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

                            PART I
                      ITEM I - BUSINESS


General

     The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") designs, builds and sells affordably-priced single family detached homes primarily to entry-level and first time move-up buyers in California and Arizona. The Company currently operates in four distinct geographic regions (Northern California; Southern California; San Diego County; and Phoenix, Arizona), and is a leading homebuilder in its targeted submarkets (based on the number of homes closed) with operations throughout most major metropolitan areas and employment centers within these markets.

     The Company is the successor to the residential real estate development business founded in 1971 by Mr. James P. Previti, the Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename", L.P. From 1971 through 1989, the Company's operations were focused on the Southern California regions known as the Inland Empire and Antelope Valley. In 1989, the Company expanded operations into the Sacramento Valley region of Northern California. Further diversification and expansion occurred in 1992 when the Company commenced operations in the Phoenix, Arizona metropolitan area and in 1995 when the Company expanded into northern San Diego County. Since 1976, the Company has closed more that 12,800 homes, including 1,228 homes during the fiscal year ended October 31, 1998.


Geographic Markets

     The Company's operations service the metropolitan areas surrounding Los Angeles, Orange County, San Diego, San Francisco and Sacramento, California and Phoenix, Arizona. The Company believes that each of these areas represents an attractive homebuilding market with significant growth opportunities, and that its geographic diversity provides a greater balance to the Company's earnings, thereby reducing the Company's exposure to potentially adverse economic conditions in any one geographic area. The Company also believes that each of its local operations is well established in its respective markets and that it has developed a reputation for building superior quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions.


Operating Strategy

     The Company believes that its history of building high quality entry-level and first-time move-up homes in California and Arizona, and its conservative operating strategy, have enabled the Company to successfully weather cyclical downturns and position the Company to capitalize on the improving California market. The Company's strategy has been to (i) select markets that exhibit favorable demographic trends for the construction and sale of affordably-priced, single family detached homes in the entry-level and first-time move-up market segment, (ii) provide its customers with quality homes which reflects a superior value in comparison to the prices of competitor's homes, and (iii) employ an operating strategy designed to reduce the risks and costs inherent in the homebuilding business, while also maximizing its return on investment capital in relation to such risks.

     Key elements of the Company's operating strategy include the following:

          Geographic Diversity and Growth Markets. The Company competes in a variety of geographical markets and attempts to react quickly to allocate capital to those markets which it believes provide attractive growth characteristics and opportunities for superior returns. The majority of the Company's markets have experienced significant population and employment growth in recent years. California and Arizona, the states where the Company's homebuilding activities are located were ranked among the top ten for population growth for the years 1995 through 2000, as projected by the U.S. Census Bureau. The company strives to maintain a strong competitive position in all of its submarkets and generally is among the top single family homebuilders in its submarkets. The Company, through its full time in-house research and marketing staff, and through the selective use of third-party sources, regularly conducts market research and demographics analyses of both its existing and potential markets to predict the depth and breadth of demand for affordably-priced houses. Based on its current market research, the Company believes that it has opportunities to expand in its existing markets and has identified several new geographic markets which possess attractive characteristics well-suited to the Company's homebuilding practices.

          Focus on Entry-level and First-Time Move-up Homebuyers. Throughout its history the Company has focused on entry-level and first time move-up homebuyers because it believes they represent the largest segment of the homebuilding market, and also during cyclical downturns are the least affected segment in terms of a reduction in the demand for homes. Also, this segment includes first-time homebuyers whose home purchases are not dependent on the sale of an existing home. Affordably-priced homes generally qualify for FHA/VA financing and other state sponsored home buying financing programs, which permit lower down payments and in some instances may provide lower interest rates, thereby expanding the Company's customer base.

          Commitment to Customer Satisfaction. The Company is committed to providing customer satisfaction through quality construction and customer service. Throughout the Company's four geographic markets, Southern California, Northern California, San Diego County and Arizona, customer satisfaction surveys indicted that more than 95% of those customers who purchased homes from the Company in 1997 were satisfied with their purchase and would recommend a home built by the Company to a friend. The Company believes that its long history of providing high quality affordably-priced homes has resulted in many referral sales.

          Build a Standardized Product that can be Constructed Quickly, Efficiently and Cost Effectively. Each product line built by the Company has several different elevations and floorplans, but essentially consists of standardized features that allow relatively quick, cost effective construction. Each product line is periodically value engineered to identify potential cost savings.

          Experienced Management and Decentralized Operations. The Company's senior corporate officers and division presidents are highly-experienced and average over 20 years in the homebuilding business. Mr. James P. Previti, Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename", L.P., founded the Company's predecessors in 1971 and has played a prominent role in the California Building Industry Association. Each division is run by a local division president, who has in-depth familiarity with the geographic area within which the division operates, and who supervises area and district managers with specific profit and loss responsibilities in their designated areas.

          Use of Sophisticated Management Information Systems. The Company employs an information system used by many of the top homebuilders in the country to track costs and construction activities on multiple projects. The Company, on a real-time basis, can analyze production costs, status of pending sales and inventory levels, lot premiums, homes in escrow, homes closed and profit margins both for the Company as a whole, for each individual community and for each individual lot within each community. This system allows the Company to closely monitor and control its level of completed but unsold homes, detect trends early and to more effectively deploy capital and resources to respond to such trends and adjust its production capacity accordingly.

          Conservative Land Policy. The Company seeks to maximize its return on capital employed by limiting its investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investment in land, the Company's land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and a variety of option contracts to control the number of lots it maintains in inventory for use in the sale and construction of homes. The choice of which vehicle is used is dependent on which vehicle the Company deems to be more advantageous given the Company's profit objectives, capital constraints, and local market conditions. The Company also generally seeks to close escrow on land only after all of the necessary entitlements are received, thereby allowing operations to commence within a relatively short time period thereafter. By doing this, the Company is generally able to maintain inventories of land that are expected to be developed within two to three years or less in an effort to match land costs with current market prices for finished homes.

          Maintain Strict Cost Controls. The Company believes that maintaining stringent cost controls is a key factor in improving profitability. The Company controls costs and reduces risk by: (i) generally purchasing land that is already entitled for residential development; (ii) managing the construction process to maintain low levels of unsold inventory and maximize inventory turnover; (iii) utilizing high quality durable building materials and standardized design plans; (iv) utilizing experienced subcontractors, especially those with which the Company has long-standing relationships; and (v) using its competitive advantage in its submarkets to obtain volume discounts on construction materials and favorable pricing from subcontractors.

          Require HomeBuyers to Pre-Qualify Financially Prior to Approving a Sales Contract. Prior to entering into a sales contract with a prospective homebuyer, the Company seeks to have the Mortgage Company, typically its Forecast Home Mortgage, LLC ("Forecast Mortgage") affiliate, confirm that the homebuyer has the apparent ability to qualify for the purchase of the home. Management believes this pre-sales qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.


Summary of Residential Projects

     The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single family detached. As of October 31, 1998, the Company owned 2,149 lots available for future home closings and had another 3,313 building lots under its control through acquisition contracts.



----------------------------------------------------------------
                            Bldg.    Total   Sales    Sales
        No. of      Bldg.   Lots     Bldg.   Backlog  Price
        Active      Lots    Under    Lots    as of    Range
Market  Communities Owned   Contract Avail.  10/31/98
                              (1)              (2)      (3)
----------------------------------------------------------------
Southern
 California     7   1,148   1,284    2,432     56       $104,990
                                                           -
                                                         190,490
Northern
 California     9     470     894    1,364     89       $112,240
                                                           -
                                                         237,490
Arizona         2     262   1,005    1,267     49       $102,990
                                                           -
                                                         150,330
San Diego       2     269     130      399     39       $162,490
                                                           -
                                                         257,780
----------------------------------------------------------------
Company Total  20   2,149   3,313    5,462    233
================================================================


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


Land Acquisition

     The Company initiates projects in markets that it believes will exhibit satisfactory sales absorption rates at or above its investment targets for its projected number of new homes. The Company selects markets characterized by their proximity to urban areas that have convenient access to local and regional commuter corridors. The Company's homes are predominately located within commuting distance to major employment centers.

     Additional factors the Company considers before purchasing land for the development of a new home community include: proximity to existing developed areas; population growth patterns; availability and quality of existing public services such as water, gas, electricity, sewers and schools; employment growth rates; the perceived sales absorption rates for new housing; transportation availability; the estimated costs of development; and the proximity of competing homebuilders. The general policy of the Company is to complete a purchase of land only after it has conducted a thorough feasibility study at no financial risk to the Company, and when it can reasonably project commencement of development and construction within a specified period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's ability to obtain all requisite entitlements from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of the number of homes the Company believes fits with its projected sales absorption rates and expected demand within that market.

     The Company has the capability to purchase and develop unentitled land, but in doing so acts to minimize the risks associated with such land by generally conditioning the closing on the attainment of all necessary entitlements. "Entitled" land is generally defined as land that has received all necessary land use approvals for residential development from the appropriate state, county and local governments, including any required tract maps and subdivision approvals.

     Although the Company's profitability is affected by changing land prices, the Company attempts to minimize this risk by acquiring land under terms that meet its operating schedules and selling excess lots to other builders who do not compete at the same price point as the Company. The Company has also utilized rolling options and phased land purchases in order to control larger amounts of land without the attendant financing and carrying costs.

     The amount of land purchased by the Company has fluctuated substantially from period to period based on when entitlements were obtained, prices, availability of financing, existing land inventory, projected demand for homes and other factors. In general, the Company's practice is to have a land inventory, either owned or under contract, equal to approximately three years of planned operations. As of October 31, 1998 the Company owned 2,149 lots, which the Company believes is adequate for approximately 15 months of operations at current sales absorption levels. In addition, the Company controls approximately 3,313 lots under binding and non-binding agreements which provide the Company with the option to purchase such lots in the event that the Company's targeted markets continue to exhibit increased sales absorption levels. These lots controlled by the Company would allow for an additional 30 months of operations based on increased sales absorption levels.


Construction

       The Company acts as the general contractor for the construction of its projects. Virtually all construction work for the Company is performed by subcontractors. The Company's employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company's subcontractors follow design plans prepared by architects who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. During its history, the Company has established long-term relationships with a number of subcontractors, and sometimes negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors in order to take advantage of its volume of production. The Company is not dependent to any material extent upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.


Sales, Marketing and Research

    The Company makes extensive use of advertising and other promotional activities, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its communities. The Company's major media advertising is done regionally. Because the Company usually offers multiple projects within a single market area, it is able to utilize multiple community advertising that highlights all Company developments within that same market area.

     The Company normally builds, decorates, furnishes and landscapes model homes for each project and maintains on-site sales offices, which typically are open seven days a week. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various other optional construction and design amenities, including floor coverings.

     The Company sells most all of its homes through Company sales representatives, who typically work from the sales offices located at the model homes used in each subdivision or in on-site sales trailers. The sales representatives are paid by the Company on commission. To a lesser extent, the Company also uses independent cooperative brokers to assist in selling its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are provided information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. The Company believes this effort results in a more motivated sales force and higher absorption rate.


Customer Financing

     The Company offers its customers mortgage financing through Forecast Mortgage. Forecast Mortgage is owned 50% by Norwest, Inc. (a nationally recognized mortgage banker; "Norwest") and 50% by Inland Counties Mortgage, LLC, a California limited liability company ("Inland Counties Mortgage"). The Forecast Group "Registered Tradename", L.P., owns a 98% share of Inland Counties Mortgage. Forecast Corporation (a limited partner of The Forecast Group "Registered Tradename", L.P.) owns the other 2%. Through Forecast Mortgage, the Company seeks to assist its homebuyers in obtaining financing by offering to qualified buyers the variety of financing options offered by Norwest, and by making and processing the loans in a timely and professional manner. Forecast Mortgage is expected to provide mortgage financing for approximately 80% of the homes sold by the Company.


Customer Service and Relations

     Each purchaser of a home from the Company is given an information booklet describing area amenities and services, such as schools, health services and emergency services. The Company's Warranty Service Manual identifies the appliances, fixtures and heating/cooling and other systems installed in the house, and provides information on warranties, maintenance and manufacturer information. The Company believes that these practices reinforce the homebuyer's sense of moving into a community. After closing, the Company continues to communicate its image through a variety of marketing techniques that are designed to enhance the buying experiences of the homebuyer.


Customer Warranties

     The Company provides one year limited warranties on purchases of its homes in both Arizona and California wherein the Company will correct deficiencies due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in the states in which the Company does business may grant rights to homebuyers in addition to those provided by the Company. California law establishes a ten-year period and Arizona an eight-year period during which a homebuyer may request the Company to repair any latent defects in the architectural design or actual construction. The Company generally maintains reserves with respect to units previously sold for the purpose of covering estimated future warranty expenditures.


Competition and Market Factors

      The homebuilding industry is highly competitive, with numerous other developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor. The Company competes with national, regional and local builders, many of whom have greater financial resources than the Company. Moreover, sales of homes and land by competitors at deeply discounted prices or with substantial customer incentives could have a material adverse effect on the Company. The Company competes primarily on the basis of quality, price, design, service and location. The Company believes that its primary competitive strength has been its consistent ability to offer quality homes at affordable prices.

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


Employees

     As of October 31, 1998, the Company employed approximately 188 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, some of the subcontractors and suppliers engaged by the Company are represented by labor unions or are subject to collective bargaining agreements. The Company believes that relations with its employees, subcontractors and suppliers are good.


                          ITEM 2 - PROPERTIES

     The principal executive offices of the Company are located at 10670 Civic Center Drive, Rancho Cucamonga, California 91730.
The telephone number is (909) 987-7788.

     The Company leases approximately 15,500 square feet of office space for its corporate headquarters in Rancho Cucamonga and approximately 9,250, 2,684 and 1,940 square feet of office space in Sacramento, California, Phoenix, Arizona and Oceanside, California, respectively. The Company's corporate headquarters and Sacramento office are leased from affiliates of Mr. Previti. See "Item 13 - Certain Relationships and Related Transactions". Management believes the Company's existing offices are adequate for its present needs.


                     ITEM 3 - LEGAL PROCEEDINGS

     The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fiscal year ended October 31, 1998.


     ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS

     The registrant's common equity has not been registered pursuant to Section 12(b) of the Act and is not traded.


          ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data (except operating and other data) are derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.




----------------------------------------------------------------
                                 Year Ended October31
                      ------------------------------------------
Note: $ are in
 Thousands            1998     1997      1996    1995    1994
----------------------------------------------------------------

Operating Data:
---------------
 Homes Delivered:
  Number of
   Homes Delivered     1,228      901    1,006     915      849
                       =====      ===    =====     ===      ===
Ave. Price of Homes
 Delivered            $161.3   $147.1   $140.8  $139.4   $124.7
Sales Backlog (1):
 Number of Homes
  in Sales Backlog       233      289      165     200      155
                         ===      ===      ===     ===      ===
Aggregate Value of
 Homes in Backlog    $38,179  $44,707  $22,659 $25,657  $20,530
Ave. Price of Homes
 in Sales Backlog     $163.9   $154.7   $137.3  $128.3   $132.5

Statement of
 Operations Data:
-----------------
 Homebuilding
 Revenues           $198,074 $132,518 $141,652 $127,538 $105,849
 Cost of Homes Sold  164,335  112,278  117,702  113,792   90,624
 Selling &
  Marketing Ex.       14,384   13,929   15,215   12,114    9,075
 General &
   Admin. Ex.         11,397    7,397    7,006    7,508    8,032
 Provision for Losses
  on Real Estate
   Inventory               0    6,635        0    2,937    1,400
 Loss on Abandoned
  Land Options           202      726        3      139    1,125
-----------------------------------------------------------------
 Operating Income
 (Loss)                7,756   (8,447)   1,726   (8,952)  (4,407)
-----------------------------------------------------------------
 Interest Income         455      395      274      200      256
 Interest  Expense       264        0        0       11      346
 Other Income          2,500       15       14      472      609
-----------------------------------------------------------------
Income (Loss) before
 Income Taxes and
  Extraordinary Gain  10,447   (7,896)   2,014   (8,399)  (3,888)
-----------------------------------------------------------------
Income Tax Expense
(Benefit) (2)              0        0        0        0        0
Extraordinary Gain on
 Extinguishment of
  Senior Notes            34    1,634    1,876    3,312        0
-----------------------------------------------------------------
Net Income (Loss)    $10,481  ($6,262)  $3,890  ($5,087) ($3,888)
=================================================================

Balance Sheet Data:
-------------------
 Real Estate
 Inventory           $84,152  $71,012  $80,760  $82,572  $93,573
 Total Assets        113,908   91,582  102,186   97,241  113,926
 Debt                 60,059   56,053   60,195   60,925   72,163
 Partners' Equity     31,143   20,662   26,924   23,234   27,022

Other Data:
-----------
 Gross Margin %         17.0%   15.3%     16.9%    10.8%    14.4%

 EBITDA  (3)         $19,018  $7,434    $9,453     $317     $327
 Interest Incurred(4) $7,123   7,076    $7,884   $8,073   $5,764
 Coverage Ratio(5)       2.7     1.1       1.2      0.0      0.1
 Debt to Equity
  Ratio  (6)             1.9     2.7       2.2     2.6     2.7




(1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.

(2) As a partnership, Forecast "Registered Tradename" is not subject to U.S. federal and state income taxes for periods subsequent to the Reorganization. Pursuant to the Indenture, distributions for taxes may be made to partners in Forecast. See notes to consolidated financial statements.

(3) "EBITDA" means earnings before interest (including previously capitalized interest included in cost of sales), income taxes, depreciation and amortization, and has been computed on a basis consistent with the terms of the Indenture. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.

(4) Interest incurred includes all interest incurred during the respective period, whether expensed or capitalized, and has been computed on a basis consistent with the terms of the Indenture.

(5)  "Coverage Ratio" means the ratio of EBITDA to Interest
     Incurred as calculated in accordance with the definition of such term in the Indenture.


(6)  "Debt-to-Equity Ratio" means the ratio of all outstanding
     Debt to Net Worth (Partners' Equity) as calculated in accordance with the definition of such term in the Indenture.



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

     The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. Following approximately seven years of a regional economic downturn, those markets in which the Company operates began to see a recovery in the fourth quarter of 1997 which has continued throughout fiscal year 1998.

     The Company commenced a geographic diversification strategy in fiscal 1989 in order to reduce its dependence on the Southern California real estate market. The following table sets forth certain information by geographic region for the fiscal years 1998, 1997 and 1996.


                              For the Year Ended October 31
----------------------------------------------------------------
Note: $ are in thousands      1998         1997        1996
----------------------------------------------------------------
Number of Homes Delivered:
--------------------------
 Southern California           487          351         432
 Northern California           503          329         280
 Arizona                       186          221         294
 San Diego (1)                  52            -           -
                         ----------------------------------
 Total                       1,228          901       1,006
                         ==================================

Housing Sales:
--------------
 Southern California        74,875      $51,723     $60,578
 Northern California        84,413       51,880      43,484
 Arizona                    29,228       28,915      37,590
 San Diego (1)               9,558            -           -
                         ----------------------------------
 Total                    $198,074     $132,518    $141,652
                         ==================================
Gross Profit:
-------------
 Southern California       $13,634       $7,585     $10,420
 Northern California        12,892        7,589       6,304
 Arizona                     4,370        5,033       7,226
 San Diego (1)               2,843            -           -
                        -----------------------------------
 Total                     $33,739      $20,207 (2) $23,950


Gross Profit Margin:
--------------------
 Southern California          18.2%        14.7%       17.2%
 Northern California          15.3%        14.6%       14.5%
 Arizona                      15.0%        17.4%       19.2%
 San Diego (1)                29.7%         0.0%        0.0%
                        ------------------------------------
 Total                        17.0%        15.2%       16.9%
                        ====================================


(1)  The  Company's fourth operating division, San Diego  County,
     commenced  operations  on  August 1, 1998.   Prior  thereto,
     the communities in the San Diego County Division were included in the Southern California Division.

(2) Does not include $33,000 of gross profit at the corporate level.


     During the fiscal year ended October 31, 1998, the Company reported revenues of $198.1 million and a net profit of $10.5 million, on record closings of 1,228 homes. Based on the continued economic reports of increasing job formation and low interest rates, management believes that consumer confidence and homebuying in its market segment will continue to be strong over the next few years.


Seasonality

     The traditional annual operating cycle for the Company generally starts with fewer customer orders from October through December, followed by stronger customer orders from January through June and moderate orders from June through September. Because home deliveries usually trail customer orders by up to 120 days, the Company's revenues typically are lowest in its first and second fiscal quarters due to seasonally slow customer orders in the immediately preceding fiscal quarters. Historically, the majority of the Company's revenues come in its third and fourth quarters, as contracts for home sales entered into in its second and third fiscal quarters are closed.


Backlog

     The Company's backlog at October 31, 1998 and 1997, respectively, were 233 homes with an average sales price of $163,900 and 289 homes with an average sales price of $154,700. As a result of the Company's 36% increase in fiscal year 1998 closings, as compared to closings from fiscal year ended 1997, the number of homes in backlog as of October 31, 1998 decreased slightly. However, due to the Company's fourth quarter 1998, and anticipated first quarter 1999, acquisitions the Company expects its backlog to quickly increase to levels that will exceed those achieved for similar periods in the prior year.


Results of Operations

     A comparative summary of operating results for fiscal years
1998, 1997 and 1996 is presented in the following table:


                                 For the Year Ended October 31
                                ------------------------------
                                 1998     1997        1996

                                ------------------------------
Amounts as a Percentage of
Revenues:
---------
 Homebuilding Revenues         100.0%      100.0%      100.0%
 Cost of Homes Sold             83.0%       84.7%       83.1%
                               ------     -------      -------
Gross Profit                    17.0%       15.3%       16.9%
                               ------     -------      -------
Operating Expenses:
 Selling & Marketing Expenses    7.3%       10.5%       10.7%
 General & Admin. Ex.            5.8%        5.6%        4.9%
 Provision for Impairment of
  Real Estate Inventory          0.0%        5.0%        0.0%
  Loss on Abandoned
   Land Options                  0.1%        0.5%        0.0%
                               ------      ------      ------
  Total Operating Expenses      13.1%       21.6%       15.7%
                               ------      ------      ------
Operating Income (Loss)          3.9%       (6.4%)       1.2%
                               ======      =======     ======
Ave. per Home Closed ($):
------------------------
 Homebuilding Revenues      $161,298    $147,079    $140,807
 Cost of Homes Sold          133,823     124,615     117,000
                            --------    --------    --------
   Gross Profit               27,475      22,464      23,807
                            --------    --------    --------
Operating Expenses:

 Selling & Marketing Exp.     11,713      15,459      15,124
 General & Admin. Ex.          9,281       8,210       6,964
                             -------      ------      ------
  Total Operating Expenses    20,994      23,669      22,088
                             -------      ------      ------
Operating Income (Loss)       $6,480 (1) ($1,205) (1) $1,719 (1)
                            ========     ========     =======
Other Data:
-----------
 Number of Homes Closed       1,228          901       1,006
 Number of Homes Sold         1,172        1,025         971
 Number of Homes in
  Sales Backlog                 233          289         165
 Aggregate Value of
  Sales Backlog ($ millions)  $38.2        $44.7       $22.7




(1)  Calculation does not include $164,000, $806,000 and $3,000 for loss on abandoned land options and $0, $7,364,000 and $0 for provision for impairment of real estate inventory for fiscal years ended October 31, 1998, 1997 and 1996, respectively.


Fiscal 1998 Compared to Fiscal 1997

     Housing revenues for the fiscal year ended October 1998 were a Company record $198.1 million, representing an increase of $65.6 million or 49.5% from the fiscal year ended October 1997. The revenues for fiscal year 1998 represent 1,228 closings, an increase of 327 closings or 36.3% over fiscal year 1997. The increase reflects a strengthening California housing market which resulted in an increased absorption rates and overall sales in
the Company's submarkets.   The average sales price of the homes
closed during fiscal 1998 was $161,298 as compared to $147,079 for the same period a year ago, representing an increase of 9.7%. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the increase in the percentage of closings in the Northern California Division as compared to the Company's overall number of closings.

     Gross profit from housing sales was $33.7 million for the fiscal year ended October 31, 1998, an increase of $13.5 million or 66.7%, from fiscal year ended October 31, 1997. Gross profit per home increased to $27,475 from $22,464 representing a 22.3% increase over the comparable period in 1997. Gross profit margin for fiscal year ended October 31, 1998 was 17.0% as compared to 15.3% a year ago. The increase in gross margin was due primarily to year-over-year 32.7% higher gross margins in the community closings in the Southern California Division, and increased prices and lower costs in certain of the Company's submarkets resulting from greater demand.

     For the fiscal year ended October 31, 1998, the Company's interest incurred increased 0.7% as compared to fiscal year ended October 31, 1997. This increase is a result of increased construction volume offset by pricing modifications in the Company's loan terms. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 36.5% to 4.0% for the fiscal year ended October 31, 1998, from 6.1% for the same period a year ago. This decrease is directly attributable to increased absorption rates, which produced increased rates of turnover resulting in lower capitalized interest costs.

     Selling and marketing expenses increased by $455,000 or 3.3% during the fiscal year ended October 31, 1998 as compared to the fiscal year ended October 31, 1997. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 7.3% from 10.5% for the comparable period in 1997. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction in sales incentives necessary to achieve desirable absorption rates.

     General and administrative expenses increased $4.0 million during the fiscal year ended October 31, 1998, as compared to the fiscal year ended October 31, 1997. The $4.0 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisitions opportunities, as well as an increase in management bonuses that resulted from the improved profitability of the Company. The increase in general and administrative expenses, as a percentage of revenue increased to 5.8% for the fiscal year ended October 31, 1998 from 5.6% for the fiscal year ended October 31, 1997, due to the increased employee costs during the most recent comparable period.

     Income before extraordinary gain was $10.4 million during the fiscal year ended October 31, 1998, as compared to a loss before extraordinary gain of $7.9 million for the fiscal year ended October 31, 1997, which is representative of the overall improvement of market conditions in those areas in which the Company operates. The loss during the fiscal year ended October 31, 1997 was primarily attributable to the Company recording a $6.6 million provision for impairment of real estate inventory as a result of the application of FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     Extraordinary gain for the fiscal year ended October 31, 1998 was $34,000 related to the Company's repurchase of a portion of its 11 3/8% Senior Notes having an aggregate outstanding principal amount of $9.4 million. In 1997, the Company repurchased $5.4 million of its Senior Notes resulting in an extraordinary gain of $1.6 million being recorded in the fiscal year ended October 31, 1997.

    Net income for the fiscal year ended October 31, 1998 was $10.5 million, as compared to a net loss of $6.3 million in the fiscal year ended October 31, 1997 due primarily to the factors discussed above.


Fiscal 1997 Compared to Fiscal 1996

     Homebuilding revenues for the fiscal year ended October 1997 were $132.5 million, a decrease of $9.1 million or 6.4% from the year ended October 1996 as the number of homes closed decreased 10.4% to 901 as compared to 1,006 in the prior year. Conversely, the average sales price of each home closed in the fiscal year ended October 31, 1997 increased by $6,300 or 4.5% as compared to the prior year. The decrease in closings was attributable to soft market conditions in Arizona and Southern California and a delay in the Company's introduction of new communities that had been planned for earlier in the year, but were not introduced until the fourth quarter. As a result of this delay, closings anticipated in the fourth quarter of fiscal 1997 were realized in the first quarter of fiscal 1998. The Company's backlog at fiscal year end 1997 was 289 homes with an aggregate sales value of $44.7 million, which is an increase of 75% from 165 homes as of fiscal year end 1996.

     Cost of homes sold for the year ended October 1997 was $112.3 million, a decrease of 4.8%, or $5.4 million, from the fiscal year ended October 1996. The decrease in cost of homes sold corresponds with the decrease in closing volume. Gross profit from housing sales was $20.2 million for fiscal 1997, a decrease of $3.7 million or 15.5%, from fiscal 1996. Gross profit per home decreased to $22,465 from $23,807 representing a 5.6% decrease over the comparable period in 1996. Gross profit margin for fiscal 1997 was 15.3% as compared to 16.9% in fiscal 1996. The decrease in gross margin is attributable to several factors, including higher carrying costs due to slower absorption rates than anticipated and higher warranty costs relating to a community in Arizona which closed out in fiscal 1996.

     Selling and marketing expenses decreased to $13.9 million or 10.5% of homebuilding revenues for the fiscal year ended October 31, 1997, from $15.2 million or 10.7% for the fiscal year ended October 31, 1996. This decrease is primarily attributable to fewer closings than the prior year, offset by an increase in promotional advertising expenses.

     General and administrative expenses were $7.4 million or 5.6% of revenues in fiscal 1997 up from $7.0 million or 4.9% of revenues during fiscal 1996. The increase in expenses are primarily the result of settling two long standing legal cases during the fiscal year for approximately $1.1 million. The first case was the result of a settlement with an ex-employee and the second case was a settlement with the City of Moreno Valley. Exclusive of these nonrecurring expenses, the Company's general and administrative expenses actually decreased by $700,000 or 0.5% as a percentage of revenues, due to a reduction in personnel and lower bonuses for remaining personnel.

      Income/loss before extraordinary gain for the fiscal year ended October 31, 1997 was a loss of $7.9 million, as compared to an income before extraordinary gain of $2.0 million for the fiscal year ended October 31, 1996. The loss in fiscal 1997 was the result of several factors, the most instrumental being a $6.6 million provision for impairment of real estate inventory. Other factors contributing to the fiscal 1997 loss include soft market conditions and a delay in the Company's introduction of new communities that had been planned for earlier in the year, but were not introduced until the fourth quarter, which produced closings during the first quarter of fiscal 1998.

     During the fiscal year ended October 31, 1997, the Company repurchased a portion of its 11 3/8% Senior Notes having an aggregate outstanding principal amount of $5.4 million. These repurchases resulted in an outstanding balance of $29.1 million as of October 31, 1997 and an extraordinary gain of $1.6 million being recorded in fiscal year 1997. In fiscal 1996, the Company repurchased $5.3 million of its Senior Notes resulting in an extraordinary gain of $1.9 million.

     Net loss for the fiscal year ended October 31, 1997 was $6.3 million, compared to net income for the fiscal year ended October
31, 1996 of $3.9 million due to the factors discussed above.


Liquidity and Capital Resources

       The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for periods of time in advance of revenue realization. The Company generally finances its operations with secured borrowings from commercial banks, financial institutions (and, at times, private investors), unsecured borrowings in the public market, and with available cashflow from operations.

    The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash.
When building inventory, the Company uses substantial amounts of cash obtained through borrowings, cashflow from operations, and partners' contributions to capital. The Company has had adequate liquidity throughout its operating history, despite recessionary periods. At certain times during the past few years the Company has repurchased a portion of its 11 3/8% Senior Notes on the open market at prices below par, subsequently retired such repurchased notes, and then reported the resultant income as extraordinary gain in the Company's consolidated financial statements. At times, these debt repurchases were utilized to cure certain unsatisfied minimum net worth covenant requirements set out in the Indenture for the 11 3/8% Senior Notes.

     At October 31, 1998, the Company had commitments for $69.0 million under several revolving credit facilities with commercial banks and financial institutions of which $28.8 million was outstanding. In addition, at October 31, 1998, the Company had community specific facilities to provide aggregate funding of $8.3 million of which $4.7 million was outstanding at that time. The Company also has a $5.8 million revolving line of credit which is secured by certain of its model homes of which $2.0 million was outstanding as of October 31, 1998. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and are recourse to the Company to varying extents. As a result, on October 31, 1998, the aggregate outstanding principal balance under the Company's credit facilities was $35.5 million and the amount of such debt that is recourse to the Company was $6.1 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a portion of the total project and acquisition costs in order to obtain that financing. In the past, the Company has failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. To overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of October 31, 1998, the Company met both its debt-to-equity and debt coverage ratio tests, thereby permitting it to incur more than $15 million of recourse debt. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

     In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of October 31, 1998, the Company has repurchased and retired a total of $20,925,000 of the Senior Notes and the remaining $29,075,000 have not been retired, including $9,375,000 which were repurchased and are being held in the Company's name. The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi annually on June 15 and December 15 of each year.

     During the fiscal year ended October 1998, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $9,375,000 in the open market. Net of allocable issuance costs, the resultant income of $34,000 is reported as an extraordinary gain in the Company's consolidated financial statements for the fiscal year ended October 31, 1998.

      The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. On January 31, 1997, the Company fell below the minimum net worth requirement, and did not again exceed that threshold until the quarter ended July 31, 1998. See Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the net worth requirement.

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

      The Company has completed its internal assessment and testing of its IT and non-IT systems that are designed to function properly with respect to dates in the year 2000 and thereafter. The core operating system for the company, JD Edwards, is in compliance with year 2000 standards. Ancillary programs for the company will be year 2000 compliant by the end of the company's first fiscal quarter ending January 31, 1999. The Company believes that with the modifications to existing software, the year 2000 will not pose significant operational problems for its computer system.

      The Company recognizes that there may be significant business disruptions involving year 2000 problems with its vendors and customers. To counteract this potential disruption to its business and earnings, the Company has undertaken, but not yet completed, an assessment of the readiness of such third parties, where the failure of such third parties to be year 2000 compliant could have a material impact on the Company. For instance, financial service providers to both the Company and the Company's customers may incur significant costs and even temporary shut downs as a result of computer problems. Should those financial services providers not prove to be ready for compliance with the systems' needs associated with the year 2000, the ability of lenders to advance funds both for purchasers of the Company's homes and for financing that is associated with the Company's operations may be impacted negatively. Any such delay could have a material adverse effect on the Company and its results of operations. In the meantime, the Company is continuing to collect the written assurances it has delivered to its major vendors regarding their current and expected future readiness for the year 2000. In addition, the Company is developing contingency plans should any of its major vendors fail to be year 2000 compliant in time. These contingency plans range from finding alternative sources for these services, to training and readying the Company's employees and personal property so they are prepared (if needed) to function at current capacities and efficiencies until the non-complying vendors do in fact become year 2000 compliant. Although non-compliance could materially affect the Company's revenues and earnings, the Company anticipates that the likelihood of such an effect to be remote, and that the cost for the implementation of its contingency plans to be non-material to its revenues and earnings.


 ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                              RISK


     The Company's market risks related to financial instruments as defined in the Market Risk Disclosure Rules issued by the Securities and Exchange Commission are considered to be immaterial.


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


Name                  Age    Position
----                 ----    --------
James P. Previti*     52     Chairman of the Board and President
Frank Glankler        48     Senior Vice President,
                             Chief Operating Officer
Larry R. Day          49     Senior Vice President,
                             Chief Legal Officer and Secretary
Richard B. Munkvold   33     Vice President, Finance,
                             Principal Accounting Office
Jack Firestone        77     Director
Steven Fowlkes*       44     Director
Peter T. Healy        47     Director
Leo Previti**         45     Director



     *   Member of the Compensation Committee
     **  Member of Audit Committee


     James P. Previti is the founder and organizer of the predecessor of the Company. Mr. Previti has held the position of Chairman of the Board and President of each of the predecessor entities to the Company since their formation and has controlled the management of the business of the Company since 1976.
Mr. Previti is the Chairman of the Board and President of Forecast Real Estate Services, Inc. and Inland Empire Personnel. ("IEP"), each of which are affiliates of the Company.

     Frank Glankler has served as a Senior Vice President and Chief Operating Officer since January 1996, after returning to the company in July 1995 as Vice President of Operations. Effective August 1, 1998, Mr. Glankler was elected to the position of Operating Committee member of Forecast Home Mortgage, the Company's mortgage affiliate. From July 1992 until October 1993 he served as President of the Company's Arizona Division, and from October 1993 until July 1995, Mr. Glankler was President of MFR Holdings. Mr. Glankler has over 17 years in the homebuilding industry, including previous senior management positions with U.S. Home Corporation. Mr. Glankler was the former Chairman of the Arizona division of U.S. Home Corporation, responsible for operations in Phoenix, Tucson and New Mexico. Positions held by Mr. Glankler at U.S. Home include President of the Louisiana, North Houston, East Houston and South Houston divisions, respectively. He is former board member of the Southern Arizona Homebuilders Association and holds a Class B Arizona Contractors License and an Arizona Real Estate License.

     Larry R. Day joined the Company's predecessor as Vice President and General Counsel in December 1992 and now holds the position of Chief Legal Officer and Senior Vice President. He was elected to FHI's and Capital's boards of directors in November 1993 and served in that capacity until January 1996. Since March 1993, Mr. Day has also supervised the Company's human resources, payroll and risk management departments. From 1989 to 1992, Mr. Day was in private practice specializing in real estate finance and transactional matters. From 1988 to 1989, Mr. Day was a Director, Vice President and General Counsel of Guardian Savings and Loan. From 1985 to 1988, Mr. Day was Director of Real Estate Legal Services for Taco Bell Corporation. Prior to that, Mr. Day served 6 years as Vice President of Corporate and Special
Real Estate with First Interstate Bank.   Mr. Day is admitted to
practice law in the States of California and Vermont, and is a licensed California real estate broker.

     Richard B. Munkvold joined the Company in 1995 as a Division Controller of both the Southern California and Arizona
Divisions. In 1997, Mr. Munkvold became Vice President, Finance and Principal Accounting Officer. Prior to joining the Company, Mr. Munkvold held several financial positions with the Ryland Group from 1989 through 1995 and last served as Ryland Group's West Region Financial Analyst.

     Jack Firestone, a private investor, became a Director of the Company in January 1996.

     Steven K. Fowlkes became a Director of the Company in January 1996. Mr. Fowlkes is President and Chief Operating
Officer of R.W. Selby & Company, Inc., a real estate investment and management firm in Los Angeles, California.

     Peter T. Healy became a Director of the Company in January
1996. Mr. Healy is a Senior Partner with the law firm of O'Melveny & Myers LLP in their San Francisco, California office.

     Leo Previti became a Director of the Company in January 1996. Mr. Previti has been an attorney with the firm of Brown, Michael & Carroll in Atlantic City, New Jersey since 1996 and prior thereto was Associate Counsel of International Game Technology. Leo Previti is also a Certified Public Accountant and is the brother of James P. Previti.

     The Board of Directors of FHI is elected annually by Mr. Previti, the sole shareholder of FHI. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Board of Directors of Capital is elected annually by FHI on behalf of Forecastr as the sole shareholder of Capital. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

    The Boards of Directors of FHI and Capital meet three or four times per year on a quarterly basis. The Boards of Directors of FHI and Capital each have an Audit Committee of which Mr. Leo Previti is a member. The Board of Directors of FHI has a Compensation Committee of which Mr. Steven Fowlkes is a member.


                  ITEM 11 - EXECUTIVE COMPENSATION


     The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI and Capital (pursuant to Regulation S-K, Item 402, of the Securities Act of 1933, Secuirites Exchange Act of 1934 and Energy Policy and Conservation Act of 1975) whose total compensation for services rendered during fiscal 1998 exceeded $100,000 (collectively, the "Named Executive Officers"):


                      Summary Compensation Table
----------------------------------------------------------------
                                         Annual Compensation
                                      -------------------------
Name           Principal Position     Salary   Bonus   All Other
                                                    Compensation
----------------------------------------------------------------
James P.       President/
               Chief Executive Officer   $150,000 $566,425    $0
Frank Glankler Chief Operating Officer/
               Sr Vice President          141,000  178,895 7,200
Larry Day      Sr. Vice President/
               Chief Legal Officer/
               Secretary                  129,000  115,000 7,200
James Rex      Southern Division -
               President                  120,000  200,741 7,200
Larry Young    Northern Division -
               President                  120,000  196,208 7,200




     Forecast "Registered Tradename" and Mr. Previti are parties to an employment agreement whereby Mr. Previti's annual compensation is $150,000 plus a quarterly bonus of five percent of the pretax consolidated net income of the Company. The Indenture prohibits any amendments to such employment agreement, and is renewable for successive periods of one year, each at the discretion of the Board of Directors. Mr. Previti's existing contract extends through October 31, 1999.


  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT


     The following table sets forth, as of November 1, 1998, the beneficial ownership of the partnership interests in Forecast "Registered Tradename" by (a) each of the directors of GP and Capital, (b) the directors and officers of FHI and Capital as a group, and (c) each person known to the Company to own beneficially more than 5% of Forecast "Registered Tradename"'s limited partnership interests or general partnership interests.

                                               % of
                                               Profits/
                                Type of        Losses/   % of
Name of Beneficial Owner [1]    Interest       Capital   Class
----------------------------------------------------------
James P. Previti [2]           GeneralPartner  100.00%  100.00%
James P. Previti [3]           Limited Partner 100.00%  100.00%
All directors and officers
 as a group (9 persons) [2][4] General Partner 100.00%  100.00%
All directors and officers
 as a group (9 persons) [3][4} Limited Partner 100.00%  100.00%
Forecast Homes, Inc.           General Partner   1.00%  100.00%
Forecast Corporation           Limited Partner  56.28%   56.85%
Forecast Mortgage Corporation  Limited Partner   1.04%    1.05%
Forecast Development, L.P.     Limited Partner  25.01%   25.26%
Inland Empire Personnel, Inc.  Limited Partner  16.67%   16.84%




{1]  The address of each beneficial owner is: 10670 Civic Center
     Drive, Rancho Cucamonga, California 91730.

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


    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships Among Mr. Previti, the Trust and the Company

     The Company was formed in 1993 in connection with a reorganization of the homebuilding businesses owned by the James Previti Family Trust (the "Trust"). Forecast "Registered Tradename" is the successor to substantially all the assets and known liabilities of the residential real estate development business of the Trust's affiliates. The Trust is a living, revocable trust with James Previti as the sole trustor and trustee.


Transactions With Affiliates

     The Board of Directors of FHI resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's 11 3/8% Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors of FHI agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Acting upon this authorization, Mr. Previti did acquire $20.4 million of the 11 3/8% Senior Notes all of which were repurchased and retired prior to October 31, 1998. The Company believes that these transactions were on terms at least as favorable to the Company as a comparable transaction made on an arm's length basis between unaffiliated parties.

     From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

     During the fiscal year ended October 31, 1998, Mr. Joe Carman (a former executive with the Company) tendered his interest in the Company by effecting a cancellation of his capital contribution which had been reflected by a note receivable in the amount of $464,000. This transaction both reduced the Company's gross equity and its related capital notes receivable from partners, thereby resulting in no impact to the Company's net equity.

     During the fiscal year ended October 31, 1998, the Company sold three non-residential real estate assets to an affiliate of Mr. Previti at the Company's book value. No profit or loss was recorded on these transactions.

     In 1993, Mr. Previti contributed two undeveloped parcels of real property in Bullhead City, Arizona zoned for multi-family use, to the Company. In May 1995, the Company sold one of these parcels to Previti Realty Fund in exchange for a note for $641,000 secured by the parcel. Previti Realty Fund developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to
204. The remaining parcel of undeveloped property held by the Company has a current book value of $1.6 million. Previti Realty Fund and the Company intend to sell both the operating property owned by Previti Realty Fund together with the undeveloped parcel owned by the Company.


Land Acquisitions and Sales From Affiliates

     In the fiscal year ended October 31, 1998, the Company purchased 169 lots in Folsom, California for $2.2 million (or $13,018 per lot) from Previti Realty Fund. The lots were purchased at their book value. In addition, the Company was granted the right to purchase another 147 lots within the same community at Previti Realty Fund's book value of $1.7 million.

     The Company will also purchase, from Previti Realty Fund (at Previti Realty Fund's current book value of $5.8 million), 387 lots in Tracy, California. These lots have a tentative map and the Company expects it will have a final map prior to January 31, 1999. The Company has already deposited with Previti Realty Fund approximately $440,000 towards the purchase price.

      The Folsom lots are located near Sacramento, and the Tracy lots are within the commuter market of the San Francisco East Bay
Area. Both properties, Tracy and Folsom, will be further developed and homes constructed thereon by the Company's Northern
California Division.

     During the fiscal year ended October 31, 1998, the Company acquired 142 lots in Corona, California from a limited liability company, in which Previti Realty Fund is a 50% member, at their book value of $5.7 million. In addition, the Company was granted the right to purchase another 227 lots in the same Corona development at the book value of the affiliated limited liability company.


Receivables From Affiliates

     During the fiscal year ended October 31, 1998, Accounts Receivables from Related Parties increased by $6.9 million. The increase primarily relates to the addition of a $4.8 million receivable, from an affiliated entity in which Mr. Previti is a 100% owner that is related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California. The Company will be reimbursed all amounts then outstanding from the proceeds of the sale of Community Facilities District bonds which is presently anticipated to occur in the first quarter of fiscal 1999. The Company anticipates that it may incur up to an additional $1.5 million on behalf of this affiliate in connection with such development activity prior to repayment.

     A portion of the increase also relates to Mr. Previti's purchase from the Company of 17 finished lots in Moreno Valley, at the Company's book value of $1.7 million, in consideration for a note secured by other real property having a fair market value which the Company believes is in excess of the $1.7 million note. No gain or loss was realized as a result of this transaction, and as of October 31, 1998, the outstanding balance of this note receivable from Mr. Previti had been paid down to $589,000, without a reduction in collateral held by the Company. During the first quarter of fiscal 1999, Mr. Previti paid off this note.

     The remainder of the increase relates to various management fees due to the Company, including a $1,500,000 fee earned by the Company from Corona Country Club Estates, LLC, an affiliated entity in which Mr. Previti owns a 50% interest. The fee was associated with development related rights, licenses and services performed by the Company on behalf of Corona Country Club Estates, LLC. On an ongoing basis the Company also receives a monthly management fee of $20,000 for the construction oversight and project management of Corona Country Club, and a monthly management fee of $12,000 for the construction oversight and project management of a similar project in Northern California, in which Mr. Previti owns a 100% interest.

     The Company also holds a $300,000 note due from Forecast"Registered Tradename" Homes, Inc. in connection with its initial investment in the Company. See Note 3 of Notes to Consolidated Financial Statements.


Management Services

     The Company entered into management service agreements with several affiliates as a part of the above described reorganization in 1993. The agreements obligate the Company to provide certain executive management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee specified in the agreement. The Company charged $1,781,000 in management fees to affiliates under these agreements during fiscal 1998, the majority of which are associated with the $1.5 million fee referenced above.


Transactions with Mortgage Banking Company - Forecast Home
Mortgage LLC

     Mortgage Banking Services. In 1988, Rancho Mortgage "Registered Tradename" Corporation, a corporation in which Mr. Previti was the sole stockholder, commenced operations as a mortgage broker assisting customers of the Company in obtaining financing. In 1989, Rancho Mortgage "Registered Tradename" began originating mortgages as a mortgage banker. Although Rancho Mortgage "Registered Tradename" was formed to provide financing for customers of the Company, during the year ended October 31, 1997, the Company's customers accounted for only approximately 50% of Rancho Mortgage "Registered Tradename"'s loan originations. During fiscal 1997, Rancho Mortgage "Registered Tradename" provided mortgage financing for approximately 55% of the homes sold by the Company.

     Subsequent to October 31, 1997, the Company entered into negotiations with Norwest for the purpose of forming a broader based mortgage services entity that would be better able to attract and fulfill the mortgage needs of the Company's homebuyers, increase the Company's cashflow from its mortgage business and take advantage of the standardization in the mortgage industry. As of January 16, 1998, the Company severed its relationship with Rancho Mortgage "Registered Tradename" and began to send its homebuyers to Norwest for all of its mortgage needs. At the same time, Norwest and the Company applied to conduct business as "Forecast Home Mortgage LLC' ("Forecast Mortgage"), a joint venture owned in equal shares by Norwest and Inland Counties Mortgage. The Forecast Group "Registered Tradename", L. P., owns a 98% share of Inland Counties Mortgage. Forecast Corporation owns the other 2%. Forecast Mortgage was thereafter approved to begin operations on August 1, 1998.

     This new entity will continue to provide the Company with the ability to control the mortgage processing and funding of the loans its homebuyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with income for fiscal year 1998 in the amount of $588,000 generated through the origination of those mortgage loans to its homebuyers.


Insurance Brokerage Services

     IEI, an affiliate of the Company that is owned by the Trust, is a licensed insurance broker that does business as Inland Southern Insurance Services, Inc. ("ISIS"). The Company purchases various insurance policies through ISIS. Such purchases are made on terms at least as favorable to the Company as could be obtained through an unaffiliated insurance broker. In addition, ISIS markets various forms of insurance to the Company's homebuyers. The vast majority of the business of ISIS consists of homebuyers referred by the Company. The Company receives no referral fee from ISIS for such referrals or providing its customer lists.

    The Company purchases other insurance through independent insurance brokers under an arrangement whereby ISIS receives a commission as a co-broker on the insurance sold. ISIS performs no services for the Company in obtaining the insurance and no portion of such commission is rebated to the Company as a referral fee. The Company believes that the aggregate cost of the insurance coverage purchased pursuant to this arrangement is no greater than the cost that would have been charged in an arms-length transaction with an unaffiliated party.


Office Leases

     The Company leases from Previti Realty Fund, approximately 15,500 square feet of office space in Rancho Cucamonga for its corporate and Southern California headquarters and approximately 9,250 in Sacramento. The Company presently pays $15,000 triple net per month to lease its corporate headquarters, $8,000 full service per month for its Sacramento office. "Triple Net" provisions require the Company to pay insurance, taxes and operating expenses on the building while "full service" provisions include such expenses in the monthly rent. The terms and conditions of such leases, including rent payments by the Company thereunder, are believed by the Company to be equivalent to such as would be available on an arm's length, fair market value basis.


Aircraft Charter

     From time to time the Company charters aircraft from JP Air Charter, Inc., an affiliate of the Company. In fiscal 1998 and 1997 the Company paid such affiliate $47,858 and $17,490, respectively. All such charter services are provided on terms equivalent to those offered to unaffiliated third parties.
Loan Payable

     From time to time, Mr. Firestone, a director of the Company, has made non-recourse loans to the Company to partially fund the acquisition of specific communities. The loans bear interest with a range of 11% to 12% and are repaid at maturity. As of October 31, 1998 the Company was obligated to Mr. Firestone for $900,000 by way of such loans. The loans were made on terms commensurate with those generally available for similar loans.


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

(a) (3) Exhibits
        Exhibit  Description
        -------  -----------
No.
1.1    Limited Partnership Agreement of The Forecast
       Group "Registered Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast Mortgage Corporation, Forecast Corporation, Inland Empire Personnel Inc. and Forecast Development, L.P.

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

2.2    Specimen of Note.

3.1    Employment Agreement by and between The Forecast Group
       "Registered Tradename", L.P. and James P. Previti dated as of November 1, 1993.

4.1    Subsidiaries of the Registrant.
                           _________

Each of the foregoing exhibits was filed as part of the Company's
Form S1 and Amendments thereto dated November 24, 1993, January
18, 1994, February 7, 1994 and February 11, 1994 and are incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the most recent period covered by this report.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP
"Registered Tradename", L.P.            By: FORECAST "Registered
                                            Tradename" CAPITAL
                                            CORPORATION.

By: FORECAST "Registered
Tradename"HOMES, INC.                   By: /s/ James P. Previti
A California corporation                    --------------------
its General Partner                         President

By:  /s/ James P. Previti
     --------------------
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP "Registered Tradename", L.P., by FORECAST
"Registered Tradename" HOMES, INC., General Partner:

Name                    Title                Date
-----                   -----                ----
/s/ James P. Previti
--------------------
James P. Previti        Chairman of the      December 15, 1998
                        Board, President,
                        Principal Executive
                        Officer

/s/ Richard B. Munkvold
-----------------------
Richard Munkvold        Vice President,      December 15, 1998
                        Finance,
                        Principal Accounting
                        Officer


FORECAST "Registered Tradename" CAPITAL CORPORATION:

Name                    Title                Date
----                    -----                -----
/s/ James P. Previti
--------------------
James P. Previti        Chairman of the        December 15, 1998
                        Board, President,
                        Principal Executive
                        Officer

/s/ Richard B. Munkvold
-----------------------
Richard Munkvold        Vice President,        December 15, 1998
                        Finance,
                        Principal Accounting
                        Officer




REPORT OF INDEPENDENT AUDITORS
Board of Directors
The Forecast Group "Registered Tradename", L.P.


     We have audited the accompanying consolidated balance sheets of The Forecast Group "Registered Tradename", L.P. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations and partners' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename", L.P. and subsidiaries at October 31, 1998 and 1997, and the consolidated results of their operations and their cashflows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




                        ERNST & YOUNG LLP


Newport Beach, California
December 2, 1998


              The Forecast Group "Registered Tradename", L.P.
                    Consolidated Balance Sheets
                          (Amounts in 000's)



                                            October 31
                                        -------------------
                                        1998           1997
                                        -------------------
Assets:
-------
 Cash and Cash Equivalents                 $16,193      $13,550
 Accounts Receivable                         1,409          575
 Accounts and Notes Rec.Related Parties     10,427        3,486
 Real Estate Inventory                      84,152       71,012
 Property and Equipment, Net                   634        1,036
 Other Assets                                1,093        1,923
                                          --------      -------
Total Assets                              $113,908      $91,582
                                          ========      =======
Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                          $20,781      $12,294
 Accrued Expenses                            1,925        2,573
 Notes Payable:
   Senior Notes at 11 3/8%
   due December 2000                        19,700       29,075
   Collateralized by Real Estate
    Inventory                               35,536       26,978
   Other Notes Payable                       4,823            -
                                          --------      -------
     Total Notes Payable                    60,059       56,053
                                          --------      -------
   Total Liabilities                        82,765       70,920

 Commitments and Contingencies (Note 9)
 Partners' Equity                           31,443       21,426
 Less: Capital Notes Receivable from
  Partners                                    (300)        (764)
   Net Partners' Equity                     31,143       20,662
                                         ---------      -------
  Total Liabilities & Partners' Equity    $113,908      $91,582
                                         =========      =======




[FN]         See notes to consolidated financial statements.




            The Forecast Group "Registered Tradename", L.P.
        Consolidated Statements of Operations and Partner's Equity
                        (Amounts in 000's)


                                 For the Year Ended October 31
                                 -----------------------------
                                   1998      1997         1996
                                 -----------------------------
Homebuilding Revenues            $198,074    $132,518  $141,652
Cost of Homes Sold                164,335     112,278   117,702
                                 --------    --------  --------
   Gross Profit                    33,739      20,240    23,950

Operating Expenses:
-------------------
 Selling & Marketing Expenses      14,384      13,929    15,215
 General & Admin. Expenses         11,397       7,397     7,006
 Provision for Impairment of
  Real Estate Inventory                 -       6,635         -
 Loss on Abandoned Land Options       202         726         3
                                   ------     -------    ------
     Total Operating Expenses      25,983      28,687    22,224
                                   ------     -------    ------
Operating Income (Loss)             7,756      (8,447)    1,726

Other Income (Expenses):
-------------------------
 Interest Income                      455         395       274
 Interest Expense                    (264)          -         -
 Other Income and Expenses          2,500         156        14
                                   ------        ----      ----
   Total Other Income (Expenses)    2,691         551       288
                                   ------        ----      ----
Income (Loss) before
 Extraordinary Gain                10,447      (7,896)    2,014

Extraordinary Gain on
 Extinguishment of Senior Notes        34       1,634     1,876
                                 --------       -----    ------
Net Income (Loss)                 $10,481     ($6,262)   $3,890
                                 ========     =========  ======
Partners' Equity at
 Beginning of Year                $27,688     $23,998     1,426
Capital Distributions, net           (464)          -      (200)
Net Income (Loss) this Year        10,481      (6,262)    3,890
                                  -------     -------   -------
   Subtotal                        31,443      21,426    27,688
Less: Capital Notes Receivable
 from Partners                       (300)       (764)     (764)
                                  -------       -----     -----
Net Partners' Equity at
 End of Year                      $31,143     $20,662   $26,924
                                  =======     =======   =======






[FN]          See notes to consolidated financial statements.





           The Forecast Group "Registered Tradename", L.P.
             Consolidated Statements of Cash Flow
                        (Amounts in 000's)

                                   For the Year Ended October 31
                                   -----------------------------
                                     1998     1997       1996
                                   -----------------------------
Operating Activities:
---------------------
Net Income (Loss)                      $10,481  ($6,262) $3,890
Adjustments to Reconcile Net Income
(Loss) to
Net Cash Provided by Operating
Activities
 Extraordinary Gain on
  Extinguishment of Senior Notes           (34)  (1,634) (1,876)
 Depreciation on Property and Equip.       442      316     281
 Loss (Gain) on Sale of
  Property and Equipment                   (11)       -       5
 Loss on Abandoned Land Options            202      726       3
 Provision for Impairment of
  Real Estate Inventory                      -    6,635       -
 Equity Income of
  unconsolidated joint venture            (588)       -       -
 (Increase) Decrease in
  Accounts Receivable                     (834)    (109)    199
 Decrease (Increase) in Real
  Estate Inventory                     (13,342)   2,387   1,809
 Decrease (Increase) in Other Assets     1,176      123    (203)
 Increase (Decrease) in Accounts Payable
  and Accrued Expenses                   7,839     (200)  1,985
                                        ------    -----  ------
  Net Cash Generated
  from Operating Activities              5,331    1,982   6,093
                                        ------    -----   -----

Investing Activities:
---------------------
Contribution to Joint Venture             (100)       -       -
Distribution from Joint Venture            180        -       -
Additions to Property and Equipment       (359)    (181)   (226)
Proceeds from Sale of Property and
 Equipment                                 330        -       3
                                        ------     -----  -----
   Net Cash Provided by (Used for)
    Investing Activities                    51     (181)   (223)
                                       -------     -----  ------
Financing Activities:
---------------------
 Retirement of Senior Notes at
  11 3/8% due December 2000             (9,179)  (3,612) (3,251)
 Increase) Decrease in Accounts and
  Notes Receivable, Related Parties     (6,941)   1,753  (2,944)
 Proceeds from Notes Payable,
  Collateralized by Real Estate        125,691   75,013  72,614
 Proceeds from Notes Payable, Other      5,636        -       -
 Proceeds from Notes Payable,
  Related Parties                            -        -   2,221
 Principal Payments on Notes Payable,
  Collateralized by Real Estate       (117,133) (73,755)(68,029)
 Principal Payments on Notes Payable,
  Other                                   (813)       -       -
 Principal Payments on Notes Payable,
  Related Parties                            -        -  (2,221)
                                       --------  ------  ------
Net Cash Used for
 Financing Activities                   (2,739)    (601) (1,610)
                                       --------  ------  ------
Increase in Cash and Cash Equivalents    2,643    1,200   4,260
Cash and Cash Equivalents at
 Beginning of Year                      13,550   12,350   8,090
                                       -------   ------   -----
Cash and Cash Equivalents at
 End of Year                           $16,193  $13,550 $12,350
                                       =======   ====== =======





[FN]            See notes to consolidated financial statements.

               THE FORECAST GROUP "Registered Tradename", L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1998


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


2.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and it's majority-owned entities engaged in single-family residential real estate development and related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), when events or circumstances indicate that an impairment to an asset to be held and used might exist, the expected future undiscounted cashflows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     On an ongoing basis, management analyzes future undiscounted cashflows for all real estate projects where impairment indicators are present. Based upon such analysis, the Company concluded that certain real estate projects were impaired, due primarily to continuing deterioration of net selling prices and the rate of sales during the first quarter of fiscal 1997. The Company then estimated the fair value of those projects and recorded a resulting impairment loss of $6,635,000 for the year ended October 31, 1997. For the fiscal year ended October 31, 1998 and October 31, 1996 no provision for impairment loss was recorded.

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

     Selling expenses include escrow charges, commissions, sales incentives, advertising, promotions, and the cost of model home center operation and maintenance. These expenses are generally charged to operations as incurred. Cost of homes sold include direct and allocated costs for land and construction including an estimate for future warranty costs. The Company allocates the cost of land, common area development, production overhead, capitalized sales center costs, interest, and property taxes to homes within a particular community on a pro-rata basis which approximates relative value of the property.

 Property and Equipment

     Property and equipment, consisting primarily of vehicles and office furniture and equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years.
Warranties

     The Company provides one-year limited warranties to purchasers of its homes. Statutory requirements in the states in which the Company does business may grant rights to homebuyers in addition to those provided by the Company. Estimated warranty costs are accrued at the time of sale of the homes.

Senior Note Offering Costs

     Included in Other Assets as of October 31, 1998 and 1997 are costs associated with the issuance of Senior Notes in the amount of $310,000 and $669,000 (which are reflected net of accumulated amortization of $1,286,000 and $1,089,000, respectively). The Company is amortizing these costs over seven years and classifies the amortization as additional interest incurred.

Income Taxes

     The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.


3.   Accounts and Notes Receivable, Related Parties

     Accounts and notes receivable, related parties, consist of the following:

(Amounts in 000's)
                                               October 31
                                          ---------------------
                                            1998           1997

                                          ---------------------
Receivable from Previti Realty Fund         $4,780         $52
Receivables from other affiliates, net       1,518         464
Management Fees from Affiliates              1,159         589
Note receivable from Mr. Previti,
 collateralized by a partnership interest
  in River Road Ventures                     1,083       1,083
Note receivable from Newport Murrieta Land
 Co., secured by real property in
  Flagstaff, Arizona                           657         657
Note receivable from Previti Realty Fund
 secured by real property in
  Mohave County, Arizona                       641         641
Note receivable from Mr. Previti, secured
 by an interest in real property in
  Flagstaff, Arizona                           589           -
                                           -------      ------
   Total                                   $10,427      $3,486
                                           =======      ======


     As of October 31, 1998, amounts receivable from related parties, includes a receivable from an entity in which Mr Previti is a 100% owner in the amount of $4,780,000 relating to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

      The receivables from other affiliates is primarily advances which totaled $1,518,000 as of October 31, 1998. See further discussion regarding this project, as well as management fees from affiliates in Note 6 of Notes to Consolidated Financial Statements.

     As of October 31, 1998 and 1997, amounts receivable from related parties include a promissory note from Mr. Previti in the amount of $1,083,000. The note, which is secured by Forecast
"Registered Tradename" Mortgage Corporation's partnership interest in River Road Ventures (a California general partnership), is due June 15, 1999 and bears interest at 10 1/2% per annum.

     As of October 31, 1998, amounts receivable from related parties also includes $657,000 due on a note with an original face amount of $844,000 that is due March 1999, and is secured by real property in Flagstaff, Arizona.

     In 1993, Mr. Previti contributed two undeveloped parcels of real property in Bullhead City, Arizona zoned for multi-family use to the Company. In May 1995, the Company sold one of these parcels to an affiliated entity in which Mr. Previti owns a 100% interest, and took back a note receivable of $641,000 secured by the parcel. The affiliated entity developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to 204. The remaining parcel of undeveloped property is currently carried on the Company's books at an amount of $1.6 million. Mr. Previti now intends to sell both the operating property owned by the affiliated entity together with the undeveloped parcel owned by the Company. In conjunction with this anticipated sale Mr. Previti has executed a pledge of his shareholder interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the current book value for its undeveloped property.

     Also included in receivables from related parties as of October 31, 1998 is a note in the principal amount of $589,000 that is due October 30, 1998, secured by land in Flagstaff, Arizona. Payment was received in full on this note subsequent to the Company's fiscal year end.

     For further discussion regarding these and other transactions with affiliates See Note 6.

     The Company had two other promissory notes from related parties which were received in lieu of capital and are not included above. One note from FHI in the amount of $300,000 represents FHI's initial investment in the Company. The note is due on demand or in the event of no demand on the earliest of (1) the end of the Company's taxable year in which FHI's interest in the Company is liquidated or (2) December 31, 2002, with interest at the Applicable Federal Rate (as defined in the note) payable on December 31 of each calendar year. The second note represented an obligation of Joseph M. Carman, a prior executive officer of the general partner in the form of a $464,000 non recourse note payable to the Company dated February 1994. The note was secured by Mr. Carman's 1.5% interest in the Company and bore interest at the prime rate with all interest and principal due in October 1999. Both of these capital notes were reported as a reduction of Partners' Equity in the consolidated balance sheets for the fiscal year ended October 31, 1997. During the fiscal year ended October 31, 1998, Mr. Carman tendered his interest in the Company by effecting a cancellation of his capital contribution that was reflected by the note in the amount of $464,000. This transaction reduced both the Company's gross equity and the related capital note receivable from partners, thereby resulting in no financial impact to the Company's net equity.


4.    Real Estate Inventory and Related Notes Payable

     Real estate inventory and related notes payable consist of the following:


(Amount in 000's)

                                        October 31, 1998
                                   ------------------------
                                   Real       Notes Payable
                                   Estate
                                   Inventory

                                   -------------------------


 Land Held for Development          $13,263           $0
 Residential Projects in Process     65,623       33,525
 Model Homes                          5,266        2,011
                                    -------      -------
   Total                            $84,152      $35,536
                                    =======      =======


                                       October 31, 1997
                                    -----------------------
                                   Real       Notes Payable
                                   Estate
                                   Inventory
                                   ------------------------

 Land Held for Development          $15,223           $0
 Residential Projects in Process     49,638       23,610
 Model Homes                          6,151        3,368
                                    -------      -------
   Total                            $71,012      $26,978
                                    =======      =======



     Notes payable secured by real estate inventory bear interest at rates ranging from the three month LIBOR rate (5.0% at October 31, 1998) plus 2.25% to prime rate (8.0% at October 31, 1998)
plus 1.0%. The interest rate on $12.3 million of the loans outstanding at October 31, 1998 which bear interest at the thirty day LIBOR rate plus 2.25% will increase to the prime rate plus
 .5% if the Company fails to maintain average deposits with the lender of $3 million. At October 31, 1998, the Company's cash balance with this LIBOR lender was in excess of $13.0 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within eighteen months. Notes payable collateralized by residential developments that are in process are generally repaid as units in the related communities are sold.

    The Company is currently considering an exchange of lands transaction, which if consummated would result in a transactional loss to the Company in the first quarter of fiscal year 1999. However, during that same period, the Company has contracted with unaffiliated third parties to sell to them various excess lot land parcels which, if consummated, would substantially offset the projected transactional loss.

     At October 31, 1998 and 1997, undisbursed amounts under construction loans were approximately $38,369,000 and $41,016,000, respectively. Draws of undisbursed amounts under construction loans are subject to varying requirements of the lenders including progress of construction. Approximately $23,780,000 and $14,997,000 of the notes payable outstanding as of October 31, 1998 and 1997, respectively, were guaranteed by Mr. Previti.

     The following summarizes the components of interest expense
(including that associated with related party and other notes payable):


(Amount's in 000's)

                                   For the Year Ended October 31
                                   -----------------------------
                                    1998         1997      1996
                                    ----------------------------
Interest Incurred and Capitalized   $6,859       $7,076   $7,884
Interest Incurred and Expensed         264            -        -
                                    ------      -------  -------
   Total Interest Incurred          $7,123       $7,076   $7,884
                                    ======      =======  =======
Capitalized Interest Amortized
 to Cost of Homes Sold              $7,865       $8,379   $7,158
Interest Paid                       $7,529       $7,371   $8,111



     The carrying amounts reported above for notes payable secured by real estate approximate their fair value based upon the indebtedness having short term maturities and variable interest rates.


5.   11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At October 31, 1998 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast Capital "Registered Tradename" Corporation ("Capital"), with interest only payments due semiannually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. The fair value of the Company's Senior Notes is approximately $19,109,000 based on the market price as of October 31, 1998.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of October 31, 1998, the Company met the interest coverage and debt-toequity ratios, thereby permitting the Company to incur additional recourse debt above the $15 million limit. Notwithstanding the ability to incur recourse debt in excess of $15 million at October 31, 1998, the Company only had outstanding approximately $6.1 million of recourse debt, thus permitting it to incur more than $8.9 million in additional recourse debt. In addition, the Company is not precluded from incurring additional debt on a non recourse debt basis, without regard to any interest or debt coverage ratios.

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

      For the fiscal quarter ended January 31, 1996, the Company was not in compliance with the minimum net worth covenant.
However, the Company had purchased or redeemed a sufficient amount of Senior Notes necessary to meet its repurchase obligations at that time.

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

     As of January 31 and April 30, 1998, the Company was again not in compliance with the minim net worth requirement which resulted in a Trigger Date on April 30, 1998. The Company's prior acquisition and retirement of Senior Notes remained sufficient to prevent the need to make a Net Worth Offer at April 30, 1998.

     As of July 31, 1998, the Company's net worth was above the $25 million, threshold, thereby bringing the Company into compliance with the provisions of the Indenture.

     During the year ended October 31, 1998 the Company repurchased on a margin account, and in the open market, a portion of its Senior Notes having an aggregate outstanding face value of $9,375,000, which brought the total Senior Notes repurchased to $30,300,000, of which all but the $9,375,000 had been retired. As of October 31, 1998 approximately $4,823,000 was outstanding on the margin account and has been classified as Other Notes Payable on the balance sheet.


6.   Related Party Transactions

     The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in which Mr. Previti maintains at least a 50% ownership. These leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $346,000, $343,000 and $332,000 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively. See Note 9 of Notes to Consolidated Financial Statements for aggregate operating lease commitments of the Company.

     Through January 15, 1998 mortgages for certain of the Company's customers were provided by Rancho Mortgage "Registered Tradename" Corporation ("Rancho Mortgage "Registered Tradename"), a corporation in which Mr. Previti is the sole stockholder. During the normal course of business, the Company had entered into certain transactions with Rancho Mortgage "Registered Tradename" for loan commitments under various governmental programs to facilitate its customers ability to obtain financing. Commitment fees paid to Rancho Mortgage "Registered Tradename" were approximately $502,000, $758,000 and $1,432,000 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

    As of January 16, 1998 the Company ceased doing business with Rancho Mortgage "Registered Tradename" and started a business relationship with Norwest, Inc. (a nationally recognized mortgage banker, "Norwest"). On August 1, 1998 the Company (through its limited partnership interest in Inland Counties Mortgage, LLC ["Inland Counties"], an affiliated entity of the Company) entered into a joint venture with Norwest under the name Forecast "Registered Tradename" Homes Mortgage, LLC ("Forecast Mortgage"). This new entity will continue to provide the Company with the ability to influence the mortgage processing and funding of the loans its homebuyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with previously unavailable income generated through the origination of those mortgage loans to its homebuyers. The Company expects that Forecast Mortgage "Registered Tradename" will be able to capture a greater percentage of its homebuyers than had its prior mortgage provider due to the vastly larger mortgage products a company like Norwest is able to offer.

     In fiscal 1997 and 1996, Rancho Mortgage "Registered
Tradename" incurred management, administration, servicing rights and credit enhancement fees to the Company in the amount of approximately $40,000 and $40,000, respectively. No such fees were incurred subsequent to fiscal 1997.

     The Company has entered into management services agreements with several affiliates, whereby the Company provides certain executive management, real estate development, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee. The company charged $1,781,000, $142,000 and $142,000 in management fees to affiliates under these agreements for the fiscal years ended October 31, 1998, 1997 and 1996, respectively. Included in the management fees earned in the fiscal year ended October 31, 1998 is a $1,500,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights, licensing and services associated with certain real property in Southern California. The Company has management fee receivables from affiliates of $1,159,000 as of October 31, 1998.

     During the fiscal year ended October 31, 1998, the Company incurred $4.8 million in site development costs on real property in Northern California, on behalf of an affiliated entity in which Mr. Previti is a 100% owner. The Company will be reimbursed from the sale of Community Facilities District bonds which is presently anticipated to occur in the first quarter of fiscal 1999.

     During fiscal 1998, the Company acquired 169 lots in the above referenced Northern California community at the affiliate's book value of $2.2 million, along with the right to purchase another 147 lots within that same community at the affiliate's book value of $1.7 million. In addition, during that same period, the Company acquired 142 lots, from an affiliate in which Mr. Previti owns a 50% interest, at the affiliate's book value of $5.7 million, along with the right to acquire another 227 lots at book value. This 227 lot transaction is further subject to a profit participation agreement in which the non-Previti owned portion of the affiliated entity will be entitled to 50% of the net profits from the sale of each home on those 227 lots, after the deduction of a 3% management fee to the Company. The remaining 50% of the net profits will be retained by the Company.

     During the fiscal year ended October 31, 1998, the Company sold three non-residential real estate assets to Mr. Previti's above referenced 100% ownership entity, all at the Company's book value. The total book value for all three parcels was $2.2 million. No profit or loss was recorded on these transactions.

     In May 1995, the Company sold, to an affiliate, a parcel of land located in Bullhead City, Arizona that was approved for the construction of 68 apartment units. The sales price of $641,000 represented 105% of the book value of the parcel as of the sale date. As consideration for the sale, the Company accepted a note receivable of $641,000 from Previti Realty Fund, which remains outstanding as of October 31, 1998, and is secured by the property. See Note 3 of Notes to Consolidated Financial Statements.

    In March 1996, the Company sold a 8.1 acre parcel of land located in Murietta, California, at its book value, to a corporation controlled by Mr. Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption by the buyer of $1,679,000 of indebtedness related to the parcel sold. No gain or loss was recognized on the sale. As of October 31, 1998, the principal balance of that note was $657,000. See Note 3 of Notes to Consolidated Financial Statements.

     During the year ended October 31, 1998, Mr. Previti purchased from the Company a parcel of land in Moreno Valley, which the Company elected not to develop. The purchase price was $1.7 million, the land's current book value, and was transferred in consideration for a note secured by land in the amount of $1.7 million. No gain or loss will be realized as a result of the consummation of this transaction. As of October 31, 1998, the principal balance of that note was $589,000. Subsequent to year end this note was paid in full.

       For further discussion of these and other transactions with affiliates see Note 3 of Notes to Consolidated Financial
Statements.


7.   Extraordinary Item

     During the years ended October 31, 1998, 1997 and 1996, the Company repurchased a portion of its Senior Notes having an aggregate face value of $9,375,000, $5,400,000 and $5,315,000, respectively. The Senior Notes were purchased from Mr. Previti and in the open market and $20,925,000 of such Senior Notes have been retired. Net of allocable issuance costs, the resultant income of $34,000, $1,634,000 and $1,876,000 is reported as an extraordinary gain in the Company's financial statements for the years ended October 31, 1998 1997 and 1996, respectively. FHI's Board of Directors has authorized management to repurchase additional Senior Notes through affiliates, at their cost plus accrued interest, or on the open market when such transactions are deemed to be in the Company's best interests. As of October 31, 1998, affiliates of the Company did not control any additional Senior Notes.


8.   Profit Sharing and Pension Plans

      In fiscal 1995, the Company adopted a non-contributory 401(k) plan covering substantially all employees. There were no contributions made by the Company to the Plan in fiscal 1996 and 1995. In fiscal 1997, the Company adopted a qualified matching program relating to employees' contribution to their 401(k) plans. The program creates an obligation for the Company to contribute 25% of any employee's contribution to the 401(k) plan, up to the first 6% of any one employees' contribution. Participating employees vest in the Company's matching over a five (5) year period, at 20% per year expired. After (5) years, the employee becomes fully vested in all Company matched funds. During 1998, the Company paid $30,000 to employees' accounts as a result of this program.


9.   Commitments and Contingencies

COMMITMENTS

    The Company leases office facilities under noncancelable operating leases expiring in 1998 and 2004. Aggregate rental costs incurred under such leases were $496,000, $356,000 and $413,000 for the years ended October 31, 1998, 1997 and 1996, respectively. Future minimum annual rental payments of $186,000 for its Corporate Office are due during 1999. Future minimum annual rental payments of $98,000, $99,000, $101,000, $103,000,
$105,000 and $71,000 for its Sacramento office are due during 1999, 2000, 2001, 2002, 2003 and thereafter, respectively. Future minimum annual rental payments of $27,000, $28,000 and $19,000 for its Arizona office are due during 1999, 2000 and 2001, respectively. Future minimum annual rental payments of $31,428 and $28,809 for its San Diego office are due during 1999 and 2000, respectively. See Note 6 of Notes to Consolidated Financial Statements for further discussion regarding leases with affiliates.

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

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Forecast "Registered Tradename" Capital Corporation


     We have audited the accompanying balance sheets of Forecast "Registered Tradename" Capital Corporation (the "Company") as of October 31, 1998 and 1997 and the related statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecast Capital Corporation at October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




                        ERNST & YOUNG LLP


Newport Beach, California
December 2, 1998



            Forecast "Registered Tradename" Capital Corporation
                              Balance Sheets



                                           October 31
                                         -------------
                                         1998     1997
                                         -------------
                                         -------------
Assets:
  Cash                                   $100      $100
                                         ----      ----
   Total Assets                          $100      $100
                                         ====     =====


Liabilities & Shareholders' Deficit:
  Accounts Payable                       300       $300
  Accounts Payable, Related Parties    4,400      3,400
                                       -----      -----
      Total Liabilities               $4,700     $3,700

  Common Stock, $1.00 par value:
    Authorized 10,000 shares
     Issued and Outstanding
      2,500 shares                     2,500      2,500
    Accumulated Deficit               (7,100)    (6,100)
                                      ------    -------
      Total Shareholders' Deficit     (4,600)    (3,600)
                                      -------   -------
  Total Liabilities &
   Sahreholders Deficit                 $100       $100
                                      =======   =======


[FN]         See notes to financial statements.



      Forecast "Registered Tradename" Capital Corporation
Statements of Operations and Shareholders' Equity (Deficit)

                               For the Year Ended October 31
                               -----------------------------
                                1998     1997       1996

                              -----------------------------

General & Admin. Expenses        $200      $400      $1,000
Income Tax Expense                800       800         800
                              ---=----    -------    --------
    Net Loss                  ($1,000)   ($1,200)    ($1,800)
                              ========   ========    ========



Shareholders' Equity(Deficit)
 At Beginning of Period       ($3,600)   ($2,400)      ($600)
Net Loss this Period          ($1,000)   ($1,200)    ($1,800)
                               ------    -------     -------
Shareholders' Equity (Deficit)
 at End of Period             ($4,600)   ($3,600)    ($2,400)
                              ========    =======    ========


[FN]          See notes to financial statements.




            Forecast "Registered Tradename" Capital Corporation
                       Statements of Cashflows



                                   For the Year Ended October 31
                                   -----------------------------
                                   1998       1997       1996
                                   -----------------------------
Net Loss                          ($1,000)   ($1,200)   ($1,800)
Increase (Decrease) in
 Accounts Payable and Accrued Ex.       -       (100)     2,000
Increase in Accounts Payable,
 Related Parties                    1,000      1,100          -
                                    -----      -----     ------
Increase (Decrease) in Cash
 and Cash Equivalents                  $0      ($200)      $200
Cash and Cash Equivalents at
 Beginning of Year                    100        300        100
                                    -----      -----     ------
Cash and Cash Equivalents at
 End of Year                         $100       $100       $300
                                    =====       ====      =====






[FN]             See notes to financial statements.

       FORECAST "Registered Tradename" CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                        October 31, 1998


1.   Organization and Operations

     Forecast "Registered Tradename" Capital Corporation (the "Company") was incorporated in California on September 20, 1993, and was formed solely for the purpose of serving as an Issuer of the Senior Notes for The Forecast Group "Registered Tradename", L.P. The authorized capital stock of the Company consists of 10,000 shares of common stock with a par value of $1.00 per share. The Company is a wholly-owned subsidiary of The Forecast Group "Registered Tradename", L.P., a California limited partnership that is engaged in the residential real estate development business. The Company is financially dependent on The Forecast Group "Registered Tradename", L.P. to fund its continuing operations.


2.   Income Taxes

     The Company is a C Corporation for federal and state income tax reporting purposes, and accounts for income taxes in accordance with Financial Accounting Standards Board Statement
No. 109 "Accounting for Income Taxes."