Form 10-Q
period 1999-01-31
FORECAST GROUP LP
filed 1999-03-05
CIK 915350

FORM 10-Q



    SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  200549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


    For the period ended January 31, 1999

                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OR 1934

    For the transition period from     N/A

Commission File Number 33-72106

          THE FORECAST GROUP  "Registered Tradename", L.P.
       FORECAST "Registered Tradename" CAPITAL CORPORATION
      (Exact Name of Registrant as specified in its charter)

 California                33-0582072
 California                33-0582077
(State of Organization)   (IRS Employer Identification Number)

 10670 Civic Center Drive, R. Cucamonga, California   91730
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


               YES   X    NO___


There was no voting stock held by non-affiliates of the Registrant at March 5, 1999.

At March 5, 1999, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

          THE FORECAST GROUP "Registered Tradename", L.P.
                   CONSOLIDATED BALANCE SHEETS
                        (Amounts in 000's)


                           January 31, 1999     October 31, 1998
                               (unaudited)
                           ----------------     ----------------
Assets:
--------
Cash and Cash Equivalents       $12,548                $16,193
Accounts Receivable               5,219                  1,409
Accounts and Notes Receivable,
 Related Parties                  7,914                 10,427
Real Estate Inventory           113,825                 84,152
Property and Equipment, Net         624                    634
Other Assets                      2,440                  1,093
                               --------               --------
   Total Assets                $142,570               $113,908
                               ========               ========

Liabilities & Partners' Equity:
-------------------------------
Accounts Payable                $18,322                $20,781
Accrued Expenses                  1,422                  1,925
Notes Payable:
 Senior Notes at 11 3/8% due
  December 2000                  19,700                 19,700
 Collateralized by
  Real Estate Inventory          65,342                 35,536
 Other Notes Payable              4,374                  4,823
                                 ------                 ------
     Total Notes Payable         89,416                 60,059
                                 ------                 ------
   Total Liabilities            109,160                 82,765

Partners' Equity                 33,710                 31,443
 Less: Capital Notes Rec.
  From Partners                    (300)                  (300)
                                 ------                 ------
 Net Partners' Equity            33,410                 31,143
                                 ------                 ------
   Total Liabilities
    & Partners' Equity         $142,570               $113,908
                               ========               ========


[FN]        See notes to consolidated financial statements.




             THE FORECAST GROUP "Registered Tradename", L.P.
         CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS'EQUITY
        FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                             (Unaudited)
                          (Amounts in 000's)


                                     For the Three Months Ended
                                              January 31,
                                     --------------------------
                                           1999            1998
                                     --------------------------

Homebuilding Revenues                      $44,436      $38,449
Cost of Homes Sold                          36,173       32,624
                                           -------      -------
 Gross Profit                                8,263        5,825
                                           -------      -------

Land Sale Revenues                           7,268            -
Cost of Land Sold                            7,714            -
                                           -------      -------
 Loss on Land Sales                           (446)           -
                                           -------      -------

Operating Expenses:
-------------------
Selling & Marketing Expenses                 3,111        3,523
General & Administrative Expenses            3,137        1,970
Loss on Abandoned Land Options                  69            -
                                            ------       ------
  Total Operating Expenses                   6,317        5,493
                                            ------       ------
Operating Income                             1,500          332

Other Income (Expenses):
------------------------
Interest Income                                 90           95
Interest Expense                                (9)           -
Other Income and Expenses                      686           59
                                               ---          ---
  Total Other Income (Expenses)                767          154
                                               ---          ---
Income before Extraordinary Gain             2,267          486

Extraordinary Gain on
 Extinguishment of Senior Notes                  -           36
                                            ------          ---
 Net Income                                 $2,267         $522
                                            ======         ====

Partners' Equity at
 Beginning of Period                       $31,443      $21,426
Capital Distributions, net                       -         (464)
Net Income this Period                       2,267          522
                                           -------      -------
 Subtotal                                   33,710       21,484
Less: Capital Notes Receivable
 from Partners                                (300)        (300)
Net Partners' Equity at
 End of Period                             $33,410      $21,184
                                           =======      =======




[FN]          See notes to consolidated financial statements.




             THE FORECAST GROUP "Registered Tradename", L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                               (Unaudited)
                            (Amounts in 000's)


                                      For the Three Months Ended
                                              January 31,
                                      --------------------------
                                             1999           1998
                                      --------------------------
Operating Activities:
---------------------
Net Income                                   $2,267       $522
Adjustments to Reconcile Net Income to
 Net Cash Used in Operating Activities
Extraordinary Gain on
 Extinguishment of Senior Notes                   -        (36)
Depreciation on Property and Equipment           86        100
Gain on Sale of Property and Equipment            -         (2)
Loss on Abandoned Land Options                   69          -
Loss on Land Sales                              446          -
Equity Income of unconsolidated
 joint venture                                   80          -
Increase in Accounts Receivable              (3,810)      (140)
Increase in Real Estate Inventory           (30,188)    (4,512)
(Increase)/Decrease in Other Assets          (1,632)       133
Decrease in Accounts Payable and
 Accrued Expenses                            (2,962)      (895)
                                             ------      -----
Net Cash Used in Operating Activities       (35,644)    (4,830)
                                             ------      -----
Investing Activities:
---------------------
Contribution to Joint Venture                    (7)         -
Distribution from Joint Venture                 212          -
Additions to Property and Equipment             (76)       (97)
Proceeds from Sale of Property and Equip.         -         10
                                               ----        ---
  Net Cash Provided by (Used for)
   Investing Activities                         129        (87)
                                               ----         --
Financing Activities:
--------------------
Retirement of Senior Notes at 11 3/8% due
 December 2000                                   -      (1,259)
Decrease/(Increase) in Accounts and Notes
 Receivable, Related Parties                 2,513      (2,696)
Proceeds from Notes Payable,
 Collateralized by Real Estate              58,281      22,506
Proceeds from Notes Payable, Other              85       1,953
Principal Payments on Notes Payable,
 Collateralized by Real Estate             (28,475)    (22,927)
Principal Payments on Notes Payable, Other    (534)       (658)
                                            ------       -----
  Net Cash Provided by (Used for)
   Financing Activities                     31,870      (3,081)
                                            ------       -----
Decrease in Cash and Cash Equivalents       (3,645)     (7,998)
Cash and Cash Equivalents at
 Beginning of Period                        16,193      13,550
                                            ------      ------
Cash and Cash Equivalents at
 End of Period                             $12,548      $5,552
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

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended
October 31, 1998 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the three months ended January 31, 1999, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1998 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

  - Changes in national economic conditions such as interest rates, consumer confidence and job loss or formation statistics
  - Change in economic conditions in the markets in which the Company operates
  -  Fluctuations in mortgage and federal fund interest rates
  - Cost increases resulting from adverse weather conditions, shortages of labor and/or construction materials
  - Changes in governmental regulations which may delay new home development or impose additional costs or fees.


2.  Real Estate Held for Development and Sale and Related Notes
    Payable

     Real estate held for development and sale and related notes payable consist of the following:

(Amounts in 000's)
                                           January 31, 1999
                                      --------------------------
                                      Real Estate  Notes Payable
                                      Inventory
                                      --------------------------
Land Held for Development                $8,747          $0
Residential Projects in Process         102,871      63,628
Model Homes                               2,207       1,714
                                       --------     -------
   Total                               $113,825     $65,342
                                       ========     =======

                                            October 31, 1998
                                    ----------------------------
                                     Real Estate   Notes Payable
                                     Inventory
                                    ----------------------------
Land Held for Development               $13,263          $0
Residential Projects in Process          65,623      33,525
Model Homes                               5,266       2,011
                                        -------      ------
   Total                                $84,152     $35,536
                                        =======     =======

     During the three months ended January 31, 1999, the Company sold and leased back 34 homes from private investors. The term life of the leases range from 4 to 20 months.


3.  Interest

   The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amount in 000's)

                                        For the Three Months
                                               Ended
                                             January 31
                                        ---------------------
                                           1999        1998
                                        ----------------------
Interest Incurred and Capitalized          $2,191      $1,720
Interest Incurred and Expensed                  9           -
                                           ------      ------
   Total Interest Incurred                 $2,200      $1,720
                                           ======      ======
Capitalized Interest Amortized to
 Cost of Homes Sold                        $1,336      $2,056
Interest Paid                              $2,754      $2,625



4.   Transactions With Affiliates

     From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

     In 1993, Mr. Previti contributed to the Company, two undeveloped parcels of real property in Bullhead City, Arizona zoned, for multi-family use. In May 1995, the Company sold one of these parcels to an affiliate, Previti Realty Fund, in exchange for a note in the amount of $641,000 secured by the parcel. Previti Realty Fund developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to 204. The remaining parcel of undeveloped property held by the Company has a current book value of $1.6 million. Previti Realty Fund and the Company intend to sell the operating property owned by Previti Realty
Fund and the undeveloped parcel owned by the Company, together as one parcel. In conjuction with this anticipated sale, Mr. Previti has pledged his shareholder interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the carrying value for its undeveloped property.

     As of January 31, 1999, the Company received various management fees, including a $500,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California. On an ongoing basis the Company also receives a monthly management fee of $20,000 for the construction oversight and project management of this project.


5.  Receivables From Affiliates

     During the three months ended January 31, 1999, aggregate payments of approximately $2.5 million were received to reduce Accounts Receivable from Related Parties. The payments received include $1,000,000 from an affiliated entity in which Mr. Previti is a 100% owner, related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

     The payments received also included Mr. Previti's payment of a $589,000 note receivable for the purchase from the Company of 17 finished lots in Moreno Valley and a $1,000,000 fee earned by the Company as of October 31, 1998 and paid during the first quarter of fiscal 1999 from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California.


6.  11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At January 31, 1999 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital'), with interest only payments due semiannually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of January
31, 1999, the Company did not meet the interest coverage or debt-to-equity ratios and had outstanding approximately $12.9 million of recourse debt. The Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Mr. Previti and/or the Previti Family Trust have guaranteed a portion of the Company's indebtedness in order to assist the Company in meeting its liquidity needs when the Company did not meet the debt-to-equity and/or interest coverage ratios. Despite the Company's present ability to incur a limited amount of additional recourse debt, there is no assurance that Mr. Previti and/or the trust will be willing to guarantee such indebtedness if these ratios are not met in the future.

     The Indenture also requires that the Company maintain a minimum net worth of $25 million. If the Company's net worth at the end of any two consecutive fiscal quarters (Trigger Dates) is less than $25 million, then the Company is required to make an offer ("Net Worth Offer") to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million at a purchase price equal to 100% of the principal amount plus accrued interest ("Net Worth Offer"). The Company may credit against any such Net Worth Offer, the principal amount of Senior Notes previously acquired by the Company.

     As a result of the non-cash charge for the impairment of real estate inventory at the end of the first quarter of 1997, for the fiscal quarters ended January 31, April 30, July 31, and October 31, 1997, the Company was not in compliance with the minimum net worth requirement, which resulted in Trigger Dates occurring on April 30, 1997 and October 31, 1997. Despite the occurrence of these Trigger Dates, the Company's acquisition and retirement of over $20.9 million in Senior Notes prevented the need to make a Net Worth Offer of any kind.

     As of January 31, and April 30, 1998 the Company was still not in compliance with the minimum net worth requirement which resulted in the occurrence of another Trigger Date on April 30, 1998. Again, the Company's prior acquisition and retirement of Senior Notes remained sufficient to prevent the need to make a net worth offer at April 30, 1998.

     Since July 31, 1998, the Company's net worth has been above the $25 million threshold, thereby bringing the Company's net worth into compliance with the net worth provisions of the Indenture.


7.  Real Estate Held for Development and Sale

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

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the three months ended
January 31, 1999 or 1998.


8.  Extraordinary Item

     During the three months ended January 31, 1998, the Company repurchased a portion of its Senior Notes having an aggregate face value of $1,325,000. The Senior Notes were purchased from Mr. Previti and in the open markets and $21,400,000 of the total $50,000,000 of such Senior
Notes have been retired. No such repurchases were made during the three months ended January 31, 1999.
As of January 31, 1999 approximately $4,374,000 was due on the margin account for the purchase of these Senior Notes and such amount has been classified as Other Notes Payable on the Company's balance sheet. Net of allocable issuance costs, the resultant income of $36,000 was reported as an extraordinary gain in the Company's financial statements for the three months ended January 31, 1998.
FHI's Board of Directors has authorized management to repurchase additional Senior Notes through affiliates, at their cost plus accrued interest, or on the open market when such transactions are deemed to be in the Company's best interests.
As of January 31, 1999, affiliates of the Company did not control any additional Senior Notes.

             FORECAST "Registered Tradename" CAPITAL CORPORATION
                              BALANCE SHEETS




                            January 31, 1999  October 31,1998
                              (unaudited)
                            ---------------------------------
Assets:
-------
Cash                                $100              $100
                                    ----              ----
 Total Assets                       $100              $100
                                    ====              ====

Liabilities &
 Shareholders'Deficit:
----------------------
Accounts Payable                    $300             $300
Accounts Payable, Related Parties  4,400            4,400
                                  ------           ------

  Total Liabilities               $4,700           $4,700
                                  ------           ------
Common Stock, $1.00 par value:
 Authorized 10,000 shares
  Issued and Outstanding
   2,500 shares                    2,500            2,500
Accumulated Deficit               (7,100)          (7,100)
                                   -----            -----
  Total Shareholders' Deficit     (4,600)          (4,600)
                                   -----            -----
  Total Liabilities &
   Shareholders' Deficit            $100             $100
                                   =====             ====




[FN]                   See notes to financial statements.


         FORECAST "Registered Tradename" CAPITAL CORPORATION
         STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
         FOR THE THREE MONTHS ENDED JANUARY 31,1999 AND 1998
                                (Unaudited)

                                           Three Months Ended
                                              January 31,
                                           -------------------
                                              1999       1998
                                           -------------------
General & Administrative Expenses               $0         $0
Income Tax Expense                               -          -
                                               ---         --
    Net Loss                                    $0         $0
                                               ===         ==

Shareholders' Deficit
 at Beginning of Period                    ($4,600)   ($3,600)
Net Loss this Period                            $0         $0
                                             -----      -----
Shareholders' Deficit
 at end of Period                          ($4,600)   ($3,600)
                                            ======     ======




[FN]              See notes to financial statements.

1.  Basis of Presentation

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended
October 31, 1998 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.


2.  Income Taxes

     The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board Statement
No. 109 "Accounting for Income Taxes".



Part I.      Item 2.


Results of Operations
---------------------

     The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data. This table excludes land sales revenue and cost of land sold.


                                       Percent of Housing Sales
                                      For the Three Months Ended
                                                January 31,
                                      --------------------------
                                                1999       1998
                                      --------------------------
Amounts as a Percentage of
Revenues:
--------------------------
Homebuilding Revenues                            100.0%   100.0%
Cost of Homes Sold                                81.4%    84.9%
                                                 ------   ------

   Gross Profit                                   18.6%    15.1%

Operating Expenses:
 Selling & Marketing Expenses                      7.0%     9.2%
 General & Administrative Expenses                 7.1%     5.1%
 Loss on Abandoned Land Options                    0.2%     0.0%
                                                  -----    -----
     Total Operating Expenses                     14.2%    14.3%
                                                  -----    -----
Operating Income                                   4.4%     0.8%
                                                  =====    =====

Number of Homes Closed                             269      248
Number of Homes Sold                               347      202
Number of Homes in Sales Backlog                   311      243
Aggregate Value of Sales Backlog ($ millions)    $52.0    $39.0
                                                 =====    =====



Results of Operations for the Three Months ended January 31,
1999 and January 31, 1998

     Housing revenues for the three months ended January 31, 1999 were $44.4 million, resulting from 269 closings, representing a 15.6% increase in revenues and a 8.5% increase in the number of closings from the three months ended January 31, 1998. The increase in these amounts reflects a strengthening California housing market which resulted in an increased absorption rate and overall sales in the Company's submarkets. The average sales prices of the homes closed during the three months ended January 31, 1999 was $165,190, or an increase of 6.5%, as compared to $155,036 for the same period a year earlier. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the overall strengthening of the California housing market.

     Gross profit from housing sales increased by 41.8% to $8.3 million for the three months ended January 31, 1999, as compared to $5.8 million for the three months ended January 31, 1998. At the same time, gross profit per home increased by 30.8%, or $7,229, to $30,717 over the comparable period in 1998. Gross profit margin for the three months ended January 31, 1999 increased 3.5% to 18.6% as compared to 15.1% a year ago. The increase in gross margin was due primarily to overall increased prices in certain of the Company's submarkets resulting from greater demand.

     During the three months ended January 31, 1999, the Company sold four parcels of land, which resulted in a net loss of $466,000.

     Due to the increased sales and construction volume during the three months ended January 31, 1999, the Company's interest incurred increased 27.9% over the three months ended January 31, 1998. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 43.4% to 3.0%, for the three months ended January 31, 1999, from 5.3% for the same period a year ago, and is directly attributable to increased absorption rates, which produced increased rates of inventory turnover, resulting in lower capitalized interest costs.

     Selling and advertising expenses decreased 11.7% to $3.1 million for the three months ended January 31, 1999, as compared to $3.5 million for the three months ended January 31, 1998. These expenses, as a percentage of revenue, decreased 23.9% to 7.0% as compared to 9.2% for the comparable period a year ago. These decreases are attributable to both the Company's higher closing volume during the period and the reduction in sales incentives needed to achieve desirable absorption rates.

     General and administrative expenses increased $1.2 million during the three months ended January 31, 1999, as compared to the three months ended January 31, 1998. The $1.2 million increase is attributable to an increase in personnel arising from the Company's increase in each aspect of its business volume, the start up of the San Diego and Los Angeles Divisions, and management bonuses that resulted from the improved profitability of the Company.

     Due to the overall improvement in homebuying market conditions and the strengthening of the California housing market in particular, income before extraordinary gain was $2.3 million during the three months ended January 31, 1999, as compared to income before extraordinary gain of $486,000 for the three months ended January 31, 1998.

     Extraordinary gain for the three months ended January 31, 1998 was $36,000 related to the Company repurchase $1.3 million of its Senior Notes.


Liquidity and Capital Resources

     The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy periods of time in advance of revenue realization. The Company generally finances its operations with secured borrowings from commercial banks, financial institutions and private investors, unsecured borrowings in the capital markets, and with available cash flow from operations.

     The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cash flow from operations. The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through a combination of cash provided by operations and financing activities. At certain times during the past few years the Company has repurchased a portion of its outstanding 11 3/8% Senior Notes due in December 2000, on the open market, at prices below par. The Company subsequently retired such repurchased 11 3/8% Senior Notes, and the resultant income was reported as an extraordinary gain in the Company's consolidated financial statements. At times, these debt repurchases were utilized to cure certain unsatisfied minimum net worth covenant requirements in the Indenture for the 11 3/8% Senior Notes.

     At January 31, 1999, the Company had commitments for $107.7 million under several revolving credit facilities with commercial banks and financial institutions, of which $59.8 million was outstanding. In addition, at January 31, 1999, the Company had community specific facilities capable of providing aggregate fundings of $9.1 million, of which $3.8 million was outstanding. The Company also benefits from a line of credit which is secured by certain of its model homes of which $1.7 million was outstanding as of January 31, 1999. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. On January 31, 1999, the aggregate outstanding principal balance under the Company's credit facilities was $65.3 million and the recourse to the Company from those borrowings was $12.9 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a portion of the total project costs and acquisition costs in order to obtain construction or land acquisition financing. In the past, the Company has failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of October 31, 1998, the Company had met both of these ratios, as of January
31, 1999, the Company did not meet either its debt-to-equity or debt coverage ratio tests, thus limiting its recourse debt, as of January 31, 1999, to $15 million. There is no assurance that Mr. Previti will be willing to guarantee such indebtedness in the future should the Company reach its $15 million recourse limitation and at the same time fail to meet both its interest coverage and debt-to-equity covenant ratios. The Company considers its current relationship with its lenders to be good.

     In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of January 31, 1999, the Company has repurchased and retired a total of $21,400,000 of the Senior Notes and the remaining $28,600,000 have not been retired, including $8,900,000 which were repurchased and are being held in the Company's name. The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year.

     The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of January 31, 1999 the Company was in compliance with the net worth provisions of the Indenture.

     There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

     Some of the Company's older computer programs were written using two, rather than four, digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900, rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed its internal assessment and testing of its IT and non-IT systems that are designed to function properly with respect to dates in the year 2000 and thereafter. The core operating system for the Company, JD Edwards, is in compliance with year 2000 standards. The last ancillary program for the Company will be year 2000 compliant by the end of the company's second fiscal quarter ending April 30, 1999. The Company believes that with the modifications to existing software, the year 2000 will not pose significant operational problems for its computer system.

     The Company recognizes that there may be significant business disruptions involving year 2000 problems with its vendors and customers. To counteract this potential disruption to its business and earnings, the Company has undertaken, but not yet completed, an assessment of the readiness of such third parties, where the failure of such third parties to be year 2000 compliant could have a material impact on the Company. For instance, financial service providers to both the Company and the Company's customers may incur significant costs and even temporary shut downs as a result of computer problems. Should those financial services providers not prove to be ready for compliance with the systems' needs associated with the year 2000, the ability of lenders to advance funds both for purchasers of the Company's homes and for financing that is associated with the Company's operations may be impacted negatively. Any such delay could have a material adverse effect on the Company and its results of operations. In the meantime, the Company is continuing to collect the written assurances it has delivered to its major vendors regarding their current and expected future readiness for the year 2000, and is developing contingency plans should any of its major vendors fail to be year 2000 compliant in time. These contingency plans range from finding alternative sources for these services, to training and readying the Company's employees and personal property so they are prepared (if needed) to function at current capacities and efficiencies until the non complying vendors do in fact become year 2000 compliant. Although non-compliance could materially affect the Company's revenues and earnings, the Company anticipates that the likelihood of such an effect to be remote, and that the cost for the implementation of its contingency plans to be non-material to its revenues and earnings.

                 PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
---------------------------

(a)  None

Item 2.  Changes in Securities
------------------------------

(a)  None


Item 3.  Defaults upon Senior Securities
----------------------------------------

(a)  Refer to Note 5 of Notes to Consolidated Financial
Statements.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)  None


Item 5.  Other Information
--------------------------

(a)  None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

March 5, 1999            By:  /s/ James P. Previti
-------------            -------------------------
     Date                         James P. Previti
                                  President

                         By:  /s/ Richard B. Munkvold
                         ----------------------------
                                  Richard B. Munkvold
                                  Vice President - Finance
                                  Principal Accounting Officer


     By: FORECAST "Registered Tradename" CAPITAL CORPORATION
     -------------------------------------------------------
March 5, 1999            By:  /s/ James P. Previti
-------------            -------------------------
     Date                         James P. Previti
                                  President



                         By:  /s/ Richard B. Munkvold
                         ----------------------------
                                  Richard B. Munkvold
                                  Vice President -  Finance
                                  Principal Accounting Officer