Form 10-Q/A
period 1999-01-31
FORECAST GROUP LP
filed 1999-05-12
CIK 915350

FORM 10-Q/A No. 1

    SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the period ended January 31, 1999

                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OR 1934


    For the transition period from N/A


Commission File Number 33-72106


            THE FORECAST GROUP "Registered Tradename",L.P.
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


   YES       X    NO___

There was no voting stock held by non-affiliates of the Registrant at March 5, 19999.

At March 5,1999, Forecast "Registered Tradename" Capital Corporation had 2,500 shares of Common stock outstanding.


          THE FORECAST GROUP, "Registered Tradename", L.P.
                   CONSOLIDATED BALANCE SHEETS
                       (Amount's in 000's)

                             January 31, 1999   October 31, 1998
                                (unaudited
                            -----------------   ----------------
Assets:
-------
Cash and Cash Equivalents          $12,548          $16,193
Accounts Receivable                    829            1,409
Accounts and Notes Receivable,
 Related Parties                     7,914           10,427
Real Estate Inventory              119,159           84,152
Property and Equipment, Net            624              634
Other Assets                         2,440            1,093
                                  --------         --------
   Total Assets                   $143,514         $113,908
                                  ========         ========

Liabilities & Partners' Equity:
-------------------------------
Accounts Payable                   $18,322          $20,781
Accrued Expenses                     1,422            1,925
Other Liabilities                    1,881                -
Notes Payable:
 Senior Notes at 11 3/8% due
  December 2000                     19,700           19,700
Collateralized by Real Estate
 Inventory                          65,342           35,536
Other Notes Payable                  4,374            4,823
                                  --------           ------
   Total Notes Payable              89,416           60,059
                                  --------           ------
   Total Liabilities              $111,041           82,765

Partners' Equity                    32,773           31,443
 Less: Capital Notes Receivable
  from Partners                       (300)            (300)
                                    ------           ------
   Net Partners' Equity             32,473           31,143
                                    ------           ------
   Total Liabilities &
    Partners' EQUITY              $143,514         $113,908
                                  ========         ========


[FN]         See notes to consolidated financial statements.




        THE FORECAST GROUP "Registered Tradename", L.P.
     CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
     FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                       (Amount's in 000's)


                                      For the Three Months Ended
                                             January 31,
                                      -------------------------
                                          1999         1998
                                      --------------------------
Homebuilding Revenues                     $38,164    $38,449
Cost of Homes Sold                         30,902     32,624
                                          -------    -------
  Gross Profit                              7,262      5,825
                                          -------    -------

Land Sale Revenues                          7,268          -
Cost of Land Sold                           7,714          -
                                            -----    -------
  Loss on Land Sales                         (446)         -
                                            -----    -------
Operating Expenses:
-------------------
 Selling & Marketing Expenses               3,047      3,523
 General & Administrative Expenses          3,137      1,970
 Loss on Abandoned Land Options                69          -
                                            -----      -----
  Total Operating Expenses                  6,253      5,493
                                            -----      -----
Operating Income                              563        332

Other Income (Expenses):
------------------------
 Interest Income                               90         95
 Interest Expense                              (9)         -
 Other Income and Expenses                    686         59
                                             ----        ---
Total Other Income (Expenses)                 767        154
                                             ----        ---
Income before Extraordinary Gain            1,330        486
Extraordinary Gain on
 Extinguishment of Senior Notes                 -         36
                                           ------        ---
  Net Income                               $1,330       $522
                                           ======       ====

Partners' Equity at
 Beginning of Period                      $31,443    $21,426
Capital Distributions, net                      -       (464)
Net Income this Period                      1,330        522
                                           ------     ------
  Subtotal                                 32,773     21,484
Less: Capital Notes Receivable
 from Partners                               (300)      (300)
                                           ------     ------
 Net Partners' Equity at
  End of Period                           $32,473    $21,184
                                          =======    =======

[FN]         See notes to consolidated financial statements.



         THE FORECAST GROUP "Registered Tradename", L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                           (Unaudited)
                        (Amount in 000's)


                                      For the Three Months Ended
                                               January 31,
                                      -------------------------
                                            1999            1998
                                      -------------------------
Operating Activities:
---------------------
Net Income                                      $1,330     $522
Adjustments to Reconcile Net Income to
 Net Cash Used in Operating Activities
  Extraordinary Gain on
   Extinguishment of Senior Notes                    -      (36)
 Depreciation on Property and Equipment             86      100
 Gain on Sale of Property and Equipment              -       (2)
 Loss on Abandoned Land Options                     69        -
 Loss on Land Sales                                446        -
 Equity Income of unconsolidated
  joint venture                                     80        -
 (Increase)/Decrease in Accounts Receivable        580     (140)
 Increase in Real Estate Inventory             (35,522)  (4,512)
 (Increase)/Decrease in Other Assets            (1,632)     133
 Decrease in Accounts Payable
  and Accrued Expenses                          (2,962)    (895)
 Increase in Other Liabilities                   1,881        -
                                                ------    -----
  Net Cash Used in Operating Activities        (35,644)  (4,830)
                                                ------    -----
Investing Activities:
--------------------
Contribution to Joint Venture                       (7)       -
Distribution from Joint Venture                    212        -
Additions to Property and Equipment                (76)     (97)
Proceeds from Sale of Property and Equip.            -       10
                                                ------    -----
  Net Cash Provided by (Used for)
   Investing Activities                            129      (87)
                                                ------    -----
Financing Activities:
--------------------
 Retirement of Senior Notes at 11 3/8%
  due December 2000                                  -   (1,259)
 Decrease/(Increase) in Accounts and
  Notes Receivable, Related Parties              2,513   (2,696)
 Proceeds from Notes Payable,
  Collateralized by Real Estate                 58,281   22,506
 Proceeds from Notes Payable, Other                 85    1,953
 Principal Payments on Notes Payable,
  Collateralized by Real Estate                (28,475) (22,927)
 Principal Payments on Notes Payable, Other       (534)    (658)
                                                ------   ------
  Net Cash Provided by
   (Used for) Financing Activities              31,870   (3,081)
                                                ------    -----
Decrease in Cash and Cash Equivalents           (3,645)  (7,998)
Cash and Cash Equivalents at
 Beginning of Period                            16,193   13,550
                                                ------   ------
Cash and Cash Equivalents at
 End of Period                                 $12,548   $5,552
                                               =======   ======


[FN]          See notes to consolidated financial statements.

           THE FORECAST GROUP "Registered Tradename", L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  Basis of Presentation and Restatement of Financial Statements

     The accompanying unaudited condensed consolidated financial statements, for the quarter ended January 31, 1999, have been restated for certain sale-leaseback transactions entered into by the Company under the guidelines set out in Statement of Financial Accounting Standards No 98: Accounting for Leases (FAS 98), as further discussed in Note 2 below. The restated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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


2.   Real Estate Held for Development and Sale and Related Notes
     Payable

      Real estate held for development and sale and related notes payable consist of the following:

(Amount's in 000's)

                                           January 31, 1999
                                      --------------------------
                                      Real Estate  Notes Payable
                                      Inventory
                                      --------------------------
Land Held for Development               $8,747            $0
Residential Projects in Process        102,871        63,628
Model Homes                              7,541         1,714
                                      --------       -------
Total                                 $119,159       $65,342
                                      ========       =======

                                             October 31, 1998
                                      --------------------------
                                      Real Estate  Notes Payable
                                      Inventory
                                      --------------------------
Land Held for Development              $13,263            $0
Residential Projects in Process         65,623        33,525
Model Homes                              5,266         2,011
                                        ------        ------
 Total                                 $84,152       $35,536
                                       =======       =======


    In November 1998, the Company entered into transactions with unrelated parties for the sale and subsequent leaseback of some of its model homes, which were anticipated to close on or before January 31, 1999. These transactions were dependent upon an outside lender providing 70% of the financing for the buyers of the model homes at pre-determined interest rates. In the last few days of January 31, 1999, the buyers of the model homes advised the Company that the lender had significantly altered the interest rate on their loans, thus making the then contracted transactions economically unfeasible. In January 1999, the Company had received deposits of $1,1881,000 from the buyers. Another outside lender agreed to provide the buyers with loans at the previously agreed upon interest rate and terms, however, the new lender was not able to complete the loan fundings until after January 31, 1999. As of January 31, 1999, the Company retained the deposits and had the buyers execute full-recouse all-inclusive trust deeds, thereafter reflecting those deeds as notes receivable in the amount of $4,390,000. The underlying loans, which secured the all-inclusive trust deeds, were non-recourse to the Company, with only the model homes being at risk in the event of a default.

    Based on the described transactions, in its original 10-Q filing for the period ended January 31, 1999, the Company reported sales of $6,272,000, gross profits of $1,001,000 and income of $937,000 relating to the models. However, because the transactions (as of January 31, 1999) did not eliminate the underlying trust deed, relating to the model homes it sold to the buyers, the transactions did not meet the provisions
FAS 98, and should not have resulted in the recording of the sales and related income from these transactions in the Company's fiscal quarter ending January 31, 1999.

    To satisfy the provisions of FAS 98, the Company
(in this Amended 10-Q) has restated its financial statements for the fiscal quarter ended January 31, 1999, to show the cash down payments received, as deposits, under the line item "Other Liabilities" on the balance sheet as of January 31, 1999. The effect of the restatement was to reduce previously reported sales by $6,272,000, gross profit by $1,001,000 and income by $937,000 for the quarter ended January 31,1999.

    Subsequent to January 31, 1999, the new lender funded the buyers' loan, thereby eliminating the debt secured by the all-inclusive deeds of trust. Based on this, the Company re-recorded $6,272,000 of sales revenue, $1,001,000 of gross profits and $937,000 of income in its fiscal quarter ended April 30, 1999.


3.  Interest

    The following summarizes the components of interest incurred, capitalized, expensed and paid:


(Amounts in 000's)

                                            For the Three Months
                                                    Ended
                                                 January 31,
                                            --------------------
                                               1999      1998
                                            --------------------
Interest Incurred and Capitalized              $2,191    $1,720
Interest Incurred and Expensed                      9         -
                                               ------    ------
 Total Interest Incurred                       $2,200    $1,720
                                               ======    ======
Capitalized Interest Amortized to
 Cost of Homes Sold                            $1,146    $2,056
Interest Paid                                  $2,754    $2,625




4.   Transactions With Affiliates

     From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

     In  1993, Mr. Previti contributed to the Company, two
undeveloped parcels of real property in Bullhead  City, Arizona zoned, for multi-family use.  In May 1995, the Company sold  one of these parcels to an affiliate, Previti Realty Fund, in
exchange for a note in the amount of $641,000 secured by the parcel.  Previti Realty Fund developed the parcel as part of an adjacent existing multi-family operating property bringing the
total units in that operating property to 204.   The remaining
parcel of undeveloped property held by the Company has a current book value of $1.6 million. Previti Realty Fund and the Company intend to sell the operating property owned by Previti Realty
Fund and the undeveloped parcel owned by the Company, together as one parcel. In conjunction with this anticipated sale, Mr. Previti has pledged his shareholder interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the carrying value for its undeveloped property.

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


5.  Receivables From Affiliates

      During the three months ended January 31, 1999, aggregate payments of approximately $2.5 million were received to reduce Accounts Receivables from Related Parties. The payments received included $1,000,000 from an affiliated entity in which Mr. Previti is a 100% owner, related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

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


6.  11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At January 31, 1999 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast Capital Corporation ("Capital'), with interest only payments due semi annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of January 31, 1999, the Company did not meet the interest coverage or debt to-equity ratios and had outstanding approximately $12.9 million of recourse debt. The Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Mr. Previti and/or the Previti Family Trust have guaranteed a portion of the Company's indebtedness in order to assist the Company in meeting its liquidity needs when the Company did not meet the debt-to-equity and/or interest coverage ratios. Despite the Company's present ability to incur a limited amount of additional recourse debt, there is no assurance that Mr. Previti and/or the trust will be willing to guarantee such indebtedness if these ratios are not met in the future.

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

            FORECAST "Registered Tradename" CAPITAL CORPORATION
                             BALANCE SHEETS

                              January 31, 1998  October 31, 1999
                              (unaudited)
                              ---------------------------------
Assets
------
 Cash                                 $100           $100
                                      ----           ----
      Total Assets                    $100           $100
                                      ====           ====


Liabilities &
 Shareholders' Deficit:
-----------------------
 Accounts Payable                     $300           $300
Accounts Payable, Related Parties    4,400          4,400
                                     -----          -----
      Total Liabilities             $4,700         $4,700
                                    ------         ------
Common Stock, $1.00 par value:
 Authorized 10,000 shares
  Issued and Outstanding
   2,500 shares                      2,500          2,500
 Accumulated Deficit                (7,100)        (7,100)
                                     -----          -----
     Total Shareholders'
      Deficit                       (4,600)        (4,600)
                                     -----          -----
     Total Liabilities &
       Shareholders' Deficit          $100           $100
                                      ====           ====




[FN]                  See notes to financial statements.



             FORECAST "Registered Tradename" CAPITAL CORPORATION
              STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                   (Unaudited)



                                      Three Months Ended
                                         January 31,
                                      ------------------
                                      1999          1998
                                      ------------------
General & Administrative Expenses          $0          $0
Income Tax Expense                          -           -
                                          ---         ---
  Net Loss                                 $0          $0
                                          ===         ===

Shareholders' Deficit at
 Beginning of Period                  ($4,600)    ($3,600)
Net Loss this Period                       $0          $0
                                       ------       -----
 Shareholders' Equity Deficit
  At End of Period                    ($4,600)    ($3,600)
                                       ======      ======





[FN]                See notes to financial statements.

       FORECAST "Registered Tradename" CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


1.  Basis of Presentation

     Forecast Capital Corporation (the "Company") was incorporated in California on September 20, 1993, and was formed solely for the purpose of serving as an Issuer of the Senior Notes for The Forecast Group, L.P. The authorized capital stock of the Company consists of 10,000 shares of common stock with a par value of $1.00 per share. The Company is a wholly-owned subsidiary of The Forecast Group, L.P., a California limited partnership that is engaged in the residential real estate development business. The Company is financially dependent on The Forecast Group, L.P. to fund its continuing operations.

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


                                       Percent of Housing Sales
                                      For the Three Months Ended
                                              January 31,
                                      --------------------------
                                             1999         1998
                                      --------------------------

Amounts as a Percentage of Revenues:
------------------------------------
 Homebuilding Revenues                       100.0%       100.0%
 Cost of Homes Sold                           81.0%        84.9%
                                             -----        -----
   Gross Profit                               19.0%        15.1%
                                             -----        -----

 Operating Expenses:
   Selling & Marketing Expenses                8.0%         9.2%
   General & Administrative Expenses           8.2%         5.1%
   Loss on Abandoned Land Options              0.2%         0.0%
                                              ----         ----
    Total Operating Expenses                  16.4%        14.3%
                                              ----         ----

 Operating Income                              2.6%         0.8%
                                              ====          ===

Number of Homes Closed                         235          248
Number of Homes Sold                           347          202
Number of Homes in Sales Backlog               345          243
Aggregate Value of Sales Backlog
($ millions)                                 $58.2        $39.0
                                             =====        =====


Results of Operations For the Three Months ended January 31, 1999 and January 31,1998

     Housing revenues for the three months ended January 31, 1999 were $38.2 million, resulting from 235 closings, representing a 0.7% decrease in revenues and a 5.2% decrease in the number of
closings from the three months ended January 31, 1998.   The
decrease in total revenues is due to the delay in the opening of new communities stemming from longer than anticipated governmental processing times for those communities and is partially offset by a 4.7%, or $7,364 increase in average sales price to $162,400, as compared to $155,036 for the same period a year earlier.
The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the overall strengthening of the California housing market.
The backlog at January 31, 1999, was a first quarter record of 345 homes with an aggregate value of $58.2 million. This backlog represented an increase of 42%, or 102 homes, over the comparable period a year ago.

     Gross profit from housing sales increased by 24.7% to $7.3 million for the three months ended January 31, 1999, as compared to $5.8 million for the three months ended January 31, 1998. At the same time, gross profit per home increased by 31.6%, or
$7,414,  to  $30,902 over the comparable period in  1998.   Gross
profit margin for the three months ended January 31, 1999 increased 3.9% to 19.0% as compared to 15.1% a year ago. The increase in gross margin was due primarily to overall increased prices in certain of the Company's submarkets resulting from greater demand in those markets.

     During the three months ended January 31, 1999, the Company sold four parcels of land, which resulted in a net loss of $466,000. No land was sold in the comparable period in 1998.

     Due to the increased construction volume during the three months ended January 31, 1999, the Company's interest incurred increased 27.9% over the three months ended January 31, 1998. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 43.4% to 3.0%, for the three months ended January 31, 1999, from 5.3% for the same period a year ago, and is directly attributable to increased absorption rates, which produced increased rates of inventory turnover, resulting in lower capitalized interest costs.

     Selling and advertising expenses decreased 13.5% to $3.0 million for the three months ended January 31, 1999, as compared to $3.5 million for the three months ended January 31, 1998. These expenses, as a percentage of revenue, decreased 13.0% to 8.0% as compared to 9.2% for the comparable period a year ago. These decreases are attributable to the reduction in sales incentives needed to achieve desirable absorption rates in its communities.

     General and administrative expenses increased $1.2 million during the three months ended January 31, 1999, as compared to
the three months ended January 31, 1998.   The  $1.2  million
increase is attributable to an increase in personnel arising from the Company's increase in the number of communities under development or in production, the start up of the San Diego and Los Angeles Divisions, and management bonuses that resulted from the improved profitability of the Company.

     Due to the overall improvement in homebuying market conditions and the strengthening of the California housing market in particular, income before extraordinary gain was $1.3 million during the three months ended January 31, 1999, as compared to income before extraordinary gain of $486,000 for the three months ended January 31, 1998.

     Extraordinary gain for the three months ended January 31, 1998 was $36,000 related to the Company's repurchase of $1.3 million of its Senior Notes. No extraordinary gain was received for the three months ended January 31, 1999.


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

     To date, the Company has been able to obtain acceptable land
acquisition  and  construction  financing.   Consistent  with  an
industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a  portion  of the total project costs and acquisition  costs  in
order  to obtain construction or land acquisition financing.   In
the past, the Company has failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of October 31, 1998, the Company had met both of these ratios,but as of January 31, 1999, the Company did not meet either its debt-to-equity or debt coverage ratio tests, thus limiting its recourse debt, as of January 31, 1999,to $15 million. There is no assurance that Mr. Previti will be willing to guarantee such indebtedness in the future should the Company reach its $15 million recourse limitation and at the same time fail to meet both its interest coverage and debt-to-equity covenant ratios. The Company considers its current relationship with its lenders to be good.

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

May 12, 1999               By:  /s/ James P. Previti
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

May 12, 1999                By:  /s/ James P. Previti
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