Form 10-Q
period 1999-04-30
FORECAST GROUP LP
filed 1999-06-07
CIK 915350

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

                For the period ended April 30, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OR 1934


    For the transition period from     N/A
                                       ---
    Commission File Number 33-72106
                           --------


           THE FORECAST GROUP "Registered Tradename", L.P.
           -----------------------------------------------
       FORECAST "Registered Tradename" CAPITAL CORPORATION
       ---------------------------------------------------
      (Exact Name of Registrant as specified in its charter)

 Californa                33-0582072
 ---------                ----------
 Californa                33-0582077
 ---------                ----------
(State of Organization)   (IRS Employer Identification Number)

10670 Civic  Center  Drive,  Rancho  Cucamonga, California 91730
---------------------------------------------------------- -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 909) 987-7788

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class    Name of Each Exchange on Which Registered
-------------------    -----------------------------------------
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


                        YES   X    NO___

There was no voting stock held by nonaffiliates of the Registrant at June 4, 1999. At June 4, 1999, Forecast "Registered Tradename"
Capital Corporation had 2,500 shares of Common stock outstanding.

           THE FORECAST GROUP "Registered Tradename", L.P.
                   CONSOLIDATED BALANCE SHEETS
                       (Amount's in 000's)


                                April 30, 1999  OCTOBER 31, 1998
                                  (Unaudited)
                                --------------  ----------------
Assets:
-------
Cash and Cash Equivalents           $17,573       $16,193
Accounts Receivable                   1,895         1,409
Accounts and Notes Receivable,
 Related Parties                      8,019        10,427
Real Estate Inventory               128,762        84,152
Property and Equipment, Net             651           634
Other Assets                          2,076         1,093
                                   --------      -------
  Total Assets                     $158,976      $113,908
                                   ========      ========

Liabilities & Partners' Equity:
-------------------------------
Accounts Payable                    $29,157       $20,781
Accrued Expenses                      2,398         1,925
Notes Payable:
 Senior Notes at 11 3/8% due
  December 2000                      19,700        19,700
 Collateralized by Real Estate
  Inventory                          66,576        35,536
 Other Notes Payable                  4,455         4,823
                                     ------        ------
     Total Notes Payable             90,731        60,059
                                     ------        ------
  Total Liabilities                 122,286        82,765

Partners' Equity                     36,990        31,443
 Less: Capital Note Receivable
  From Partner                         (300)         (300)
                                     ------        ------
  Net Partners' Equity               36,690        31,143
                                     ------        ------
  Total Liabilities & Partners'
   Equity                          $158,976      $113,908
                                   ========      ========


[FN]          See notes to consolidated financial statements.




          THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY FOR
  THE SIX AND THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                          (Unaudited)
                       (Amount in 000's)


                           Six Months Ended   Three Months Ended
                               April 30,           April 30,
                           ---------------   ------------------
                           1999    1998       1999      1998
                           ---------------   ------------------

Homebuilding Revenues     $103,966   $82,562   $65,802   44,113
Cost of Homes Sold          85,225    70,152    54,323   37,528
                          --------   -------   -------   ------
  Gross Profit              18,741    12,410    11,479    6,585
                          --------   -------   -------   ------

Land Sale Revenues           7,343         -        75        -
Cost of Land Sold            7,781         -        67        -
                             -----    ------   -------   ------
Income (Loss) on Land Sales   (438)        -         8        -
                             -----    ------   -------   ------
Operating Expenses:
-------------------
 Selling & Marketing Exp.    7,307      6,862    4,260    3,339
 General & Admin. Expenses   6,677      4,517    3,540    2,547
 Loss on Abandoned
  Land Options                 146         92       77       83
                            ------     ------     ----    -----
  Total Operating Expenses  14,130     11,471    7,877    5,969
                            ------     ------    -----    -----
  Operating Income           4,173        939    3,610      616

Other Income Expenses):
-----------------------
 Interest Income               341        230      186      135
 Interest Expense               (9)         -       65        -
 Other Income and Exp., net  1,042        240      356      172
                             -----        ---      ---      ---
Total Other Income (Exp.)    1,374        470      607      307
                             -----        ---      ---      ---
 Income before
  Extraordinary Gain         5,547      1,409    4,217      923

 Extraordinary Gain on
  Extinguishment of
   Senior Notes                  -         36        -        -
                             ------    ------   ------     ----

  Net Income                 $5,547    $1,445   $4,217     $923
                             ======    ======   ======     ====

Partners' Equity at
 Beginning of Period        $31,443   $21,426  $32,773  $21,484
Capital Distribution              -      (464)       -        -
Net Income this Period        5,547     1,445    4,217      923
                             ------    ------   ------   ------
                             36,990    22,407   36,990   22,407
Less: Capital Note
Receivable from Partner        (300)     (300)    (300)    (300)
                             ------    ------   ------   ------
Net Partners' Equity at
 End of Period              $36,690   $22,107  $36,690  $22,107
                            =======   ======   =======  =======



[FN]          See notes to consolidated financial statements.



            THE FORECAST GROUP "Registered Tradename", L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                           (Unaudited)
                        (Amount in 000's)

                                            1999      1998
                                            ----      ----
Operating Activities:
--------------------
Net Income                                     $5,547    $1,445
Adjustments to Reconcile Net Income to
 Net Cash Used In Operating Activities
Extraordinary Gain on Extinguishment of
 Senior Notes                                       -       (36)
Depreciation on Property and Equipment            190       202
Loss on Abandoned Land Options                    146        92
Loss on Land Sales                                438         -
Gain on Sale of Property and Equipment              -        (9)
Decrease in Accounts Receivable                  (486)      374
Increase in Real Estate Inventory             (45,194)   (5,967)
(Increase)/Decrease in Other Assets            (1,440)      388
Increase in Accounts  Payable and
 Accrued Expenses                               8,849     1,565
                                               ------     -----
     Net Cash Used in Operating Activities    (31,950)   (1,946)
                                               ------     -----
Investing Activities:
---------------------
Contribution to Joint Venture                      (7)        -
Distribution from Joint Venture                   464         -
Additions to Property and Equipment              (207)     (150)
Proceeds from sale of property and
 equipment                                          -        17
                                                  ----      ---
     Net Cash Provided by(Used for)
      Investing Activities                        250      (133)
                                                  ---      ----


Financing Activities:
---------------------
Retirement of Senior Notes at 11 3/8%
 due December 2000                                  -    (1,259)
Decrease/(Increase) in Accounts and Notes
 Receivable, Related Parties                     2,408   (2,278)
Proceeds from Notes Payable
 Collateralized by Real Estate                 103,306   46,805
Proceeds from Notes Payable, Other                 166    1,981
Principal Payments on Notes Payable
 Collateralized by Real Estate                 (72,267) (47,226)
Principal Payments on Notes Payable,
 Other                                            (533)    (860)
                                                 -----   ------
     Net Cash Provided by(Used for)
     Financing Activities                       33,080   (2,837)
                                                ------    -----
Increase in Cash and Cash Equivalents            1,380   (4,916)
Cash and Cash Equivalents at Beginning
 of Period                                      16,193   13,550
                                                ------   ------
Cash and Cash Equivalents at End
 Of Period                                     $17,573   $8,634
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

     The results of operations for the six months ended April 30, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the six months ended April 30, 1999, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1998 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and Related  Notes
     Payable

     Real estate held for development and sale and related notes payable consist of the following:


(Amount's in 000's)
                                          April 30, 1999
                                   ---------------------------
                                  Real Estate     Notes Payable
                                  Inventory
                                  -----------------------------
Land Held for Development            $8,822                $0
Residential Projects in Process     116,197            65,617
Model Homes                           3,743               959
                                   --------            ------
  Total                            $128,762           $66,576
                                   ========            ======


                                         October 31, 1998
                                  -----------------------------
                                  Real Estate     Notes Payable
                                  Inventory
                                  ------------------------------

Land Held for Development           $13,263                $0
Residential Projects in Process      65,623            33,525
Model Homes                           5,266             2,011
                                    -------           -------
  Total                             $84,152           $35,536
                                    =======           =======



     In January, 1999, the Company entered into transactions for the sale and subsequent leaseback of model homes, and recorded deposits of $1,881,000 from the buyers. During the quarter ended
April 30, 1999, the Company completed these transactions and recorded $6,272,000 of sales revenue, $1,001,000 of gross profit and $937,000 of income related to these transactions.

     The Company entered into additional model home sale leaseback transactions during the quarter ended April 30, 1999 with two unrelated parties and one related party and recorded $3,255,000 of sales revenue, $633,000 of gross profit and $598,000 of income. Included in these amounts were $760,000 of sales revenue, $118,000 of gross profit and $115,000 of income arising from the related party transaction. The related party, which is a partnership comprising of officers of the Company, sold the model homes, to an unrelated third party, in May 1999.


3.  Interest

     The following summarizes the components of interest incurred, capitalized, expensed and paid:


(Amounts in 000's)

                       For the Six Months   For the Three Months
                              Ended                 Ended
                             April 30,             April 30,
                       ------------------   --------------------

                           1999    1998         1999      1998
                        -----------------   -------------------
Interest incurred
  and capitalized         $4,731   $3,503     $2,540    $1,783
Interest incurred and
   expensed                    9       -           -        -
                          ------   ------     ------    ------
Total Interest Incurred   $4,740   $3,503     $2,540    $1,783
                          ======   ======     ======    ======
Capitalized interest
 amortized to cost of
  Homes Sold              $2,935   $4,190     $1,789    $2,134
Interest paid             $4,752   $3,550     $1,999      $925




4.   Transactions With Affiliates

     From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

      In 1993, Mr. Previti contributed to the Company, two undeveloped parcels of real property in Bullhead City, Arizona zoned, for multi-family use. In May 1995, the Company sold one of these parcels to an affiliate, Previti Realty Fund, in exchange for a note in the amount of $641,00 secured by the parcel.
Previti Realty Fund developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to 204. The remaining parcel of undeveloped property held by the Company has a current book value of $1.6 million. Previti Realty Fund and the Company intend to sell the operating property owned by Previti Realty Fund and the undeveloped parcel owned by the Company, together as one parcel. In conjunction with this anticipated sale, Mr. Previti has pledged his interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the carrying value for its undeveloped property.

     During the six months ended April 30, 1999, the Company received various management fees, including a $1,100,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California.


5.  Receivables From Affiliates

     During the six months ended April 30,1999, aggregate payments of approximately $2.4 million, net of additional borrowings, were received to reduce Accounts Receivables from Related Parties. The payments received included $1,000,000 from an affiliated entity, in which Mr. Previti is a 100% owner, for costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.


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


6.  11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8%
Senior Notes through a public debt offering.  At April 30, 1999
Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital'), with interest only payments due semi annually on June 15 and December 15 of each year.
The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of April 30, 1999, the Company met both its debt-to-equity and debt coverage ratio tests thereby providing the Company with the flexibility to incur more than $15 million of recourse debt had it been
necessary.    The Company is not precluded from incurring
additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness

     The Indenture also requires that the Company maintain a minimum net worth of $25 million. If the Company's net worth at the end of any two consecutive fiscal quarters (Trigger Dates) is less than $25 million, then the Company is required to make an offer ("Net Worth Offer") to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million at a purchase price equal to 100% of the principal amount plus accrued interest ("Net Worth Offer"). The Company may credit against any such Net Worth Offer, the principal amount of Senior Notes previously acquired by the Company.

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

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the six months ended April
30, 1999 or 1998.


8.  Extraordinary Item

     During the six months ended April 30, 1998, the Company repurchased a portion of its Senior Notes having an aggregate face value of $1,325,000. The Senior Notes were purchased from Mr. Previti and in the open markets and $21,400,000 of the total
$50,000,000 of such Senior Notes have been retired.   No such
repurchases were made during the six months ended April 30, 1999. As of April 30, 1999 approximately $4,455,000 was due on the margin account for the purchase of these Senior Notes and such amount has been classified as Other Notes Payable on the Company's balance sheet. Net of allocable issuance costs,the resultant income of $36,000 was reported as an extraordinary gain in the Company's financial statements for the six months ended
April 30, 1998.   FHI's Board of Directors has authorized
management to repurchase additional Senior Notes, through affiliates at their cost plus accrued interest, or on the open market, when such transactions are deemed to be in the Company's best interests. As of April 30, 1999, affiliates of the Company did not own any additional Senior Notes.

         FORECAST "Registered Tradename" CAPITAL CORPORATION
                              BALANCE SHEETS


                             April 30, 1999    October 31, 1998
                               (Unaudited)
                             --------------    ---------------
Assets:
-------
 Cash                            $800             $100
                                 ----             ----
     Total Assets                $800             $100
                                 ====             ====


Liabilities & Shareholders'
---------------------------
Deficit:
--------
  Accounts Payable               $300             $300
  Accounts Payable,
   Related Parties              6,400            4,400
                                -----            -----
     Total Liabilities          6,700            4,700
                                -----            -----
 Common Stock, $1.00 par value:
   Authorized 10,000 shares
    Issued and Outstanding
      2,500 shares              2,500            2,500
   Accumulated Deficit         (8,400)          (7,100)
                                -----            -----
Total Shareholders' Deficit    (5,900)          (4,600)
                                -----            -----
    Total Liabilities &
     Shareholders' Deficit       $800             $100
                                 ====             ====


[FN]               See notes to financial statements.



         FORECAST "Registered Tradename" CAPITAL CORPORATION
       STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
          FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                           (Unaudited)



                          Six Months Ended    Three Months Ended
                              April 30,            April 30,
                          ----------------     -----------------
                           1999      1998        1999     1998
                          ----------------     -----------------
General & Admin. Exp.        $500        $0       $500       $0
Income Tax Expense            800       800        800      800
                             ----       ---       ----      ---
Net Loss                  ($1,300)    ($800)   ($1,300)   ($800)
                           ======      ====     ======      ===
Shareholders' Equity at
 Beginning of Period      ($4,600)  ($3,600)   ($4,600) ($3,600)
Net Loss this Period       (1,300)     (800)    (1,300)    (800)
                            -----    ------     ------   ------
 Shareholders' Equity at
  End of Period           ($5,900)  ($4,400)   ($5,900) ($4,400)
                           ======    ======     ======   ======




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

     The results of operations for the six months ended April 30, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.


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


                                  Percent of       Percent of
                                 Housing Sales   Housing Sales
                                    For the         For the
                              Six Months Ended  Six Months Ended
                                    April 30,     April 30,
                              ----------------  ----------------
                                1999     1998      1999   1998
                              --------------    ----------------
Homebuilding Revenues           100.0%    100.0%   100.0% 100.0%
Cost of Homes Sold               82.0%     85.0%    82.6%  85.1%
                                -----      ----    -----   ---
  Gross Profit                   18.0%     15.0%    17.4%  14.9%

Operating Expenses:
-------------------
  Selling & Marketing Exp.        7.0%      8.3%     6.5%   7.6%
  General & Admin Exp.            6.4%      5.5%     5.4%   5.8%
  Loss on Abandoned
   Land Options                   0.2%      0.1%     0.1%   0.2%
                                 -----     -----    -----  -----
    Total Operating Exp.         13.6%     13.9%    12.0%  13.6%


Operating Income                  4.4%      1.1%     5.4%   1.4%
                                  ====      ====     ====   ====


Number of homes closed             611      527      376    279
Number of homes sold               882      518      535    316
Number of homes in backlog                           504    280
Aggregate value of Backlog
 (in millions)                                     $89.9  $46.5
                                                   =====  =====




Results of Operations

For the Six Months ended April 30, 1999 and April 30, 1998

     Housing revenues for the six months ended April 30, 1999 were $104.0 million, resulting from 611 closings, representing a 25.9% increase in revenues and a 15.9% increase in the number of closings from the six months ended April 30, 1998. The increase in these numbers reflect a continued strengthening in the California housing market which resulted in increased absorption rates and overall sales in the Company's submarkets. The average sales price of the homes closed during the six months ended April 30, 1999 was $170,157, or an increase of 8.6%, as compared to $156,664 for the same period a year earlier. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the continued strengthening of the California housing market.

     Gross profit from housing sales increased by 51.0% to $18.7 million for the six months ended April 30, 1999, as compared to $12.4 million for the six months ended April 30, 1998. At the same time, gross profit per home increased by 30.2%, or $7,125,
to $30,673  over the comparable period in 1998.   Gross profit
margin for the six months ended April 30, 1999 increased by 20% to 18.0% as compared to 15.0% a year ago. The increase in gross margin was due primarily to overall increased prices in a number of the Company's submarkets where greater demand permitted the Company to adjust pricing upward, without adversely affecting absorption rates.

     During the six months ended April 30, 1999, the Company sold five parcels of land, resulting in a loss of $438,000. No land was sold in the comparable period in 1998. In addition, housing revenues and gross profit from housing sales for the six months ended April 30, 1999 include $9,527,000 and $1,634,000 from sale leaseback transactions of model homes. There were no such transactions in the comparable period.

     Due to the increased sales and construction volume during the six months ended April 30, 1999, the Company's interest incurred increased 35.3% over the six months ended April 30, 1998. The
Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 44.4% to 2.8%, for the six months ended
April 30, 1999, from 5.1% for the same period a year ago, and is directly attributable to increased absorption rates, which produced increased rates of inventory turnover, resulting in lower amortized capitalized interest costs.

     Selling and advertising, as a percentage of revenue, decreased 15.7% to 7.0% as compared to 8.3% for the comparable period a year ago. This decrease is attributable to both the Company's higher closing volume during the period and the reduction in sales incentives needed to achieve desirable absorption rates.

     Selling and advertising expense increased 5.8%, to $7.3 million, for the six months ended April 30, 1999, as compared to $6.9 million for the six months ended April 30, 1998, and is directly attributable to the 15.9% increase in closing volume between the two comparable periods.

     General and administrative expenses increased $2.2 million during the six months ended April 30, 1999, as compared to the six months ended April 30, 1998. The increase is attributable to an increase in personnel primarily arising from the start up of both the San Diego County and Los Angeles County Divisions, as well as increased management bonuses that resulted from the improved profitability of the Company, and the overall need for more personnel to adequately handle the larger volume of sales, construction, forward planning and closing activities of the Company.

     Other income increased $904,000 during the six months ended April 30, 1999, as compared to the six months ended April 30, 1998. The increase is attributable to various management fees, including a $1,000,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California.

     Due to the continued improvement in homebuying market conditions, and the strengthening of the California housing market in particular, income before extraordinary gain increased to $5.5 million, during the six months ended April 30,
1999, as compared to income before extraordinary gain of $1.4 million for the six months ended April 30, 1998.

     Extraordinary gain for the six months ended April 30, 1998 was $36,000 related to the Company repurchase of $1.3 million of its Senior Notes. There were no extraordinary gains in the six months ended April 30, 1999.


Results of Operations

For the Three Months ended April 30, 1999 and April 30, 1998

     Housing revenues for the three months ended April 30, 1999 were $65.8 million, resulting from 376 closings, representing a 49.2% increase in revenues and a 34.8% increase in the number of closings from the three months ended April 30, 1998. The increase in these numbers reflect a strengthening in the California housing market which resulted in increased absorption rates and overall sales in the Company's submarkets. The average sales prices of the homes closed during the three months ended April 30, 1999 was $175,005, or an increase of 10.7%, as compared to $158,111 for the same period a year earlier. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the continued strengthening of the California housing market.

     Gross profit from housing sales increased by 74.3% to $11.5 million for the three months ended April 30, 1999, as compared to $6.6 million for the three months ended April 30, 1998, which is directly attributable to the increase in home closings. Gross profit margin for the three months ended April 30, 1999 increased by 16.5% to 17.4% as compared to 14.9% for the same period a year ago. The increase in gross margin was due primarily to overall increased prices in a number of the Company's submarkets where greater demand permitted the Company to adjust pricing upward, without adversely affecting absorption rates.

     During the three months ended April 30, 1999, the Company sold a parcel of land, which resulting in income of $8,000.
No land was sold in the comparable period in 1998. In addition, housing revenues and gross profit from housing sales for the three months ended April 30, 1999 include $9,527,000 and $1,634,000 from the sale leaseback transactions of model homes. There were no such transactions in the comparable period.

     Due to the increased sales and construction volume during the three months ended April 30, 1999, the Company's interest incurred increased 42.5% over the three months ended April 30, 1998, while the Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 43.8% to 2.7%, from 4.8% for the same period a year ago. These variances are directly attributable to increased absorption rates, which thereby produced increased rates of inventory turnover, and resulted in lower capitalized interest amortized to cost of homes sold.

     Selling and advertising, as a percentage of revenue, decreased 14.4% to 6.5% as compared to 7.6% for the comparable period a year ago. This decrease is attributable to both the Company's higher closing volume during the period and the reduction in sales incentives needed to achieve desirable
absorption rates.   Selling and advertising expense increased
27.6%, to $4.3 million, for the three months ended April 30, 1999, as compared to $3.3 million for the three months ended April 30, 1998, and is directly attributable to the 34.8% increase in closing volume between the two comparable periods.

     General and administrative expenses increased $993,000 during the three months ended April 30, 1999, as compared to the three months ended April 30, 1998. The increase is attributable to an increase in personnel arising from the start up of the Los Angeles County Division, as well as increased management bonuses that resulted from the improved profitability of the Company, and the overall need for more personnel to adequately handle the larger volume of sales, construction, forward planning and closing activities of the Company.

     Other income increased $300,000 during the three months ended April 30, 1999, as compared to the three months ended
April 30, 1998. The increase is attributable to various management fees, including a $500,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California.

     Due to the continued improvement in homebuying market conditions and the strengthening of the California housing market in particular, income before extraordinary gain was $4.2 million during the three months ended April 30, 1999, as compared to income before extraordinary gain of $923,000 for the three months ended April 30, 1998.


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

      The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cash flow from operations. The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through the use of cash provided by a combination of closings and financing activities. At certain times during the past few years the Company has repurchased portions of its outstanding 11 3/8% Senior Notes due in December 2000, on the open market, at prices below par. The Company subsequently retired such repurchased 11 3/8% Senior Notes, reporting the resultant income as an extraordinary gain in the Company's consolidated financial statements. At times, these debt repurchases were utilized to cure certain unsatisfied minimum net worth covenant requirements in the Indenture for the 11 3/8% Senior Notes.

     At April 30, 1999, the Company had commitments for $109.2 million under several revolving credit facilities with commercial banks and financial institutions, of which $61.9 million was outstanding. In addition, at April 30, 1999, the Company had community specific facilities capable of providing aggregate fundings of $7.5 million, of which $3.2 million was outstanding. The Company also benefits from a line of credit which is secured by certain of its model homes of which $959,000 was outstanding as of April 30, 1999. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes an unsecured borrowing line from time to time to meet its operational needs and objectives. The unsecured borrowing line has commitments of $2.5 million, of which $500,000 was outstanding as of April 30, 1999. On April 30, 1999, the aggregate outstanding principal balance under the Company's credit facilities was $66.6 million and the recourse to the Company from those borrowings was $13.8 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and use its own cash to fund that portion of the total project costs and acquisition costs its Lenders require be supplied (in form of equity) in order to obtain construction or land acquisition financing. At times, in the past, the Company has failed to meet the debt-to equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of April 30, 1999, the Company met both its debt-to-equity and debt coverage ratio tests, thereby providing the Company with the flexibility to incur more than $15 million of recourse debt had it been necessary. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

     In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of April 30, 1999, the Company had repurchased and retired a total of $21,400,000 of the Senior Notes, with the remaining $28,600,000 having not been retired, (including $8,900,000 which were repurchased and are being held in the Company's name). The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi annually on June 15 and December 15 of each year.

      The Indenture governing the Senior Notes requires the
Company to maintain a minimum net worth of $25 million.   As of
April 30, 1999 the Company was in compliance with the net worth provisions of the Indenture.

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

     The Company has completed its internal assessment and testing of its IT and non-IT systems that are designed to function properly with respect to dates in the year 2000 and thereafter. The core operating system for the Company, JD Edwards, is in compliance with year 2000 standards. The last ancillary program for the Company will be year 2000 compliant by the end of the company's third fiscal quarter ending July 31, 1999. The Company believes that with the modifications to existing software, the year 2000 will not pose significant operational problems for its computer system.

     The Company recognizes that there may be significant business disruptions involving year 2000 problems with its vendors and customers. To counteract this potential disruption to its business and earnings, the Company has undertaken, but not yet completed, an assessment of the readiness of such third parties, where the failure of such third parties to be year 2000 compliant could have a material impact on the Company. For instance, financial service providers to both the Company and the Company's customers may incur significant costs and even temporary shut downs as a result of computer problems. Should those financial services providers not prove to be ready for compliance with the systems' needs associated with the year 2000, the ability of lenders to advance funds both for purchasers of the Company's homes and for financing that is associated with the Company's operations may be impacted negatively. Any such delay could have a material adverse effect on the Company and its results of
operations.   In the meantime, the Company is continuing to
collect the written assurances it has delivered to its major vendors regarding their current and expected future readiness for the year 2000, and is developing contingency plans should any of its major vendors fail to be year 2000 compliant in time. These contingency plans range from finding alternative sources for these services, to training and readying the Company's employees and personal property so they are prepared (if needed) to function at current capacities and efficiencies until the noncomplying vendors do in fact become year 2000 compliant. Although non-compliance could materially affect the Company's revenues and earnings, the Company anticipates that the likelihood of such an effect to be remote, and that the cost for the implementation of its contingency plans to be non-material to its revenues and earnings.

                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
(a)  None


Item 2.  Changes in Securities
------------------------------
(a)  None


Item 3.  Defaults upon Senior Securities
----------------------------------------

(a)   Refer  to  Note  5 of Notes to Consolidated  Financial
                            --------------------------------
      Statements.
      ----------


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
(a)  None


Item 5.  Other Information
--------------------------

(a)  None


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

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


June 4, 1999             By:  /s/ James P. Previti
------------                  --------------------
    Date                          James  P. Previti
                                  President



                         By:  /s/ Richard B. Munkvold
                              -----------------------
                                  Richard B. Munkvold
                                  Vice President - Finance
                                  Principal Accounting Officer


       By: FORECAST "Registered Tradename" CAPITAL CORPORATION
       -------------------------------------------------------


June 4, 1999             By:  /s/ James P. Previti
------------
      Date                         ---------------
                                   James  P. Previti
                                   President



                         By:  /s/ Richard B. Munkvold
                                  -------------------
                                  Richard B. Munkvold
                                  Vice President - Finance
                                  Principal Accounting Officer