Form 10-Q
period 1999-07-31
FORECAST GROUP LP
filed 1999-09-03
CIK 915350

FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the period ended July 31, 1999
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OR 1934
              For the transition period from     N/A
                                                 ---
Commission File Number 33-72106
                       --------

           THE FORECAST GROUP "Registered Tradename", L.P.
          -----------------------------------------------

         FORECAST "Registered Tradename" CAPITAL CORPORATION
         ---------------------------------------------------
       (Exact Name of Registrant as specified in its charter)

California               33-0582072
----------               ----------
California               33-0582077
----------               ----------
(State of Organization)  (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California 91730
------------------------------------------------------ -----
(Address of principal executive offices)              (Zip Code)


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


            YES    X    NO___

There was no voting stock held by non-affiliates of the Registrant at September 3, 1999.
At September 3, 1999, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

               THE FORECAST GROUP "Registered Tradename", L.P.
                       CONSOLIDATED BLANCE SHEET
                          (Amount's in 000's)



                               July 31, 1999    October 31, 1998
                                 (Unaudited)
                               -------------    ----------------
Assets:
-------
 Cash and Cash Equivalents        $16,422         $16,193
 Accounts Receivable                1,239           1,409
 Accounts and Notes Receivable,
  Related Parties                   7,588          10,427
 Real Estate Inventory            131,368          84,152
 Property and Equipment, Net          622             634
 Other Assets                       2,587           1,093
                                 --------        --------
   Total Assets                  $159,826        $113,908
                                 ========        ========

Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                 $22,071         $20,781
 Other Liabilities                    351               -
 Accrued Expenses                   2,452           1,925
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                   19,700          19,700
  Collateralized by Real Estate
   Inventory                       68,862          35,536
  Other Notes Payable               4,027           4,823
                                   ------          ------
     Total Notes Payable           92,589          60,059
                                   ------          ------
   Total Liabilities              117,463          82,765

Partners' Equity                   42,663          31,443
 Less: Capital Note Receivable
 From Partner                        (300)           (300)
                                 --------         -------
   Net Partners' Equity            42,363          31,143
                                 --------         -------
   Total Liabilities &
    Partners' Equity             $159,826        $113,908
                                 ========        ========



[FN]        See notes to consolidated financial statements.





           THE FORECAST GROUP "Registered Tradename", L.P.
        CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
       FOR THE NINE AND THREE MONTHS ENDED JULY 31, 1999 AND 1998
                            (Unaudited)
                          (Amount's in 000's)

                        Nine Months Ended    Three Months Ended
                             July 31,            July 31,
                        -----------------    ------------------
                         1999     1998       1999       1998
                        -----------------    ------------------
Homebuilding Revenues    $185,192  $139,842   $81,226  $57,280
Cost of Homes Sold        151,797   117,359    66,572   47,207
                         --------  --------   -------   ------
  Gross Profit             33,395    22,483    14,654   10,073

Land Sale Revenues          8,776         -     1,433        -
Cost of Land Sold           9,361         -     1,580        -
                            ------   ------     -----     -----
Income (Loss) on
   Land Sales                (585)        -      (147)       -

Operating Expenses:
-------------------
 Selling & Marketing Exp.  11,976    10,585     4,669     3,723
 General & Admin. Exp.     11,104     7,722     4,427     3,205
 Loss on Abandoned Land
  Options                     196       126        50        34
                           ------    ------     -----     -----
 Total Operating Expenses  23,276    18,433     9,146     6,962
                           ------    ------     -----     -----
Operating Income            9,534     4,050     5,361     3,111

Other Income (Expenses):
------------------------
 Interest Income              643       338       302       108
 Interest Expense              (9)     (122)        -      (122)
 Other Income
  and (Exp.), net           1,052     1,174        10       934
                            -----     -----       ---       ---
 Total Other Income(Exp.)   1,686     1,390       312       920
                            -----     -----       ---       ---

Income before
 Extraordinary Gain        11,220     5,440     5,673     4,031

Extraordinary Gain on
 Extinguishment of
  Senior Notes                  -        36         -         -
                          -------    ------    ------    ------
  Net Income              $11,220    $5,476    $5,673    $4,031
                          =======    ======    ======    ======

Partners' Equity at
 Beginning of Period     $31,443    $21,426   $36,990   $22,407
 Capital Distribution          -       (464)        -         -
Net Income this Period    11,220      5,476     5,673     4,031
                          ------    -------     -----    ------
                          42,663     26,438    42,663    26,438
Less: Capital Note
 Receivable From Partner    (300)      (300)     (300)     (300)
                         -------    -------   -------   -------
Net Partners' Equity at
 End of Period           $42,363    $26,138   $42,363   $26,138
                         =======    =======   =======   =======




[FN]          See notes to consolidated financial statements.




               THE FORECAST "Registered Tradename" GROUP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                (Unaudited)
                           (Amount's in 000's)


                                           1999        1998
                                           -----       ----
Operating Activities:
---------------------
Net Income                                    $11,220    $5,476
Adjustments to Reconcile Net Income to
 Net Cash (Used For) Provided By
  Operating Activities
  Extraordinary Gain on
   Extinguishment of Senior Note                    -       (36)
  Depreciation on Property and Equipment          288       312
  Loss on Abandoned Land Options                  196       126
  Loss on Land Sales                              585         -
  Loss(Gain)on Sale of Property and Equipment      33       (11)
  Decrease in Accounts Receivable                 170       420
  Increase in Real Estate Inventory           (47,997)   (9,041)
  (Increase) Decrease in Other Assets          (1,951)      297
  Increase in Accounts Payable and
   Accrued Expenses                             1,817     5,728
  Increase in Other Liabilities                   351         -
                                               ------     -----
   Net Cash (Used For)
    Provided By Operating Activities          (35,288)    3,271
                                               ------     -----
Investing Activities:
---------------------
 Contribution to Joint Venture                     (7)     (100)
 Distribution from Joint Venture                  464         -
 Additions to Property and Equipment             (309)     (231)
 Proceeds from sale of property and equipment       -       330
                                                -----     -----
   Net Cash Provided by
   (Used for) Investing Activities                148        (1)
                                                -----     -----

Financing Activities:
---------------------
 Retirement of Senior Notes at 11 3/8%
  due December 2000                                 -    (1,289)
 Decrease/(Increase) in Accounts and
  Notes Receivable, Related Parties             2,839    (3,894)
 Proceeds from Notes Payable
  Collateralized by Real Estate               169,611    88,935
 Proceeds from Notes Payable, Other               244     1,357
 Principal Payments on Notes Payable
  Collateralized by Real Estate              (136,285)  (84,416)
 Principal Payments on Notes Payable,
  Other                                        (1,040)     (813)
                                               ------       ---
  Net Cash Provided by
  (Used for) Financing Activities              35,369      (120)
                                               ------       ---

 Increase in Cash and Cash Equivalents            229     3,150

 Cash and Cash Equivalents at
  Beginning of Period                          16,193    13,550
                                               ------    ------

 Cash and Cash Equivalents at
  End of Period                               $16,422   $16,700
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

     The results of operations for the nine months ended July 31, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the nine months ended July 31, 1999, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1998 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

    Real estate held for development and sale and related notes payable consist of the following:


(Amount's in 000's)

                                           July 31, 1999
                                    ----------------------------
                                    Real Estate    Notes Payable
                                    Inventory
                                    -----------    -------------
Land Held for Development             $8,886               $0
Residential Projects in Process      121,549           68,862
Model Homes                              933                -
                                    --------          -------
Total                               $131,368          $68,862
                                    ========          =======


                                          October 31, 1998
                                    ----------------------------
                                    Real Estate    Notes Payable
                                    Inventory
                                    -----------    -------------
Land Held for Development            $13,263               $0
Residential Projects in Process       65,623           33,525
Model Homes                            5,266            2,011
                                     -------          -------
 Total                               $84,152          $35,536
                                     =======          =======


    During the nine months ending July 31, 1999, the Company entered into transactions for the sale and subsequent leaseback of model homes from unrelated third parties, and recorded $13,729,000 of sales revenue, $2,516,000 of gross profit and $2,354,000 of income related to these transactions.
For the three months ended July 31, 1999, the Company recorded $4,202,000 of sales revenue, $882,000 of gross profit and $819,000 of income related to these model leaseback transactions.

    The Company entered into contract with a third party for
profit participation on certain lots in Corona.   The Company
purchased these lots from an affiliated entity in which Mr. Previti and the third party each own a 50% interest. During the nine months ending July 31, 1999, the Company closed 15 lots and recorded a liability for the related profit participation of $351,000 which has been classified as Other Liabilities on the balance sheet.


3.    Interest

    The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amount in 000's)

                      For the Nine Months   For the Three Months
                            Ended                    Ended
                           July 31,                 July 31,
                      --------------------   -------------------
                           1999     1998        1999      1998
                      --------------------   -------------------
Interest incurred and
 capitalized               $7,615   $5,196      $2,884    $1,693
Interest incurred and
 expensed                       9      122           -       122
                           ------   ------      ------    ------
   Total Interest Incurred $7,624   $5,318      $2,884    $1,815
                           ======   ======      ======    ======

Capitalized interest
 Amortized to cost of
  Homes Sold               $5,457   $6,178      $2,522    $1,988
Interest paid              $8,197   $6,143      $3,445    $2,593



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

    During the nine months ended July 31, 1999, the Company earned various management fees, including a $1,100,000 fee from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California, of which $500,000 is a receivable as of July 31, 1999.


5.  Receivables From Affiliates

    During the nine months ended July 31, 1999, aggregate payments of approximately $2.8 million, net of additional borrowings, were received to reduce Accounts Receivables from Related
Parties. The payments received included $1,600,000 from an affiliated entity, in which Mr. Previti is a 100% owner, for costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

    The payments received also included Mr. Previti's payment of a $589,000 note receivable for the purchase from the Company of 17 finished lots in Moreno Valley. As of July 31, 1999, the Company received a $1,000,000 fee earned by the Company as of October 31, 1998 and earned another $1,100,000 in fees, of which $500,000 is a receivable from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California.


6.  11 3/8% Senior Notes Due December 2000

    In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At July 31, 1999 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semiannually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company.

    The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of July 31, 1999, the Company met both its debt-to-equity and debt coverage ratio tests thereby providing the Company with the flexibility to incur more than $15 million of recourse debt had it been
necessary.    The Company is not precluded from incurring
additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness.

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

    On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the nine months ended July
31, 1999 or 1998.


8.  Extraordinary Item

    During the nine months ended July 31, 1998, the Company repurchased a portion of its Senior Notes having an aggregate face value of $1,325,000. Net of allocable issuance costs, the resultant income of $36,000 was reported as an extraordinary gain in the Company's financial statements for the nine months ended July 31, 1998. The Senior Notes were purchased from Mr. Previti and in the open markets and $21,400,000 of the total $50,000,000 of such Senior Notes have been retired. No such repurchases were made during the nine months ended July 31, 1999. As of July 31, 1999, approximately $4,027,000 was due on the margin account for the purchase of these Senior Notes and such amount has been classified as Other Notes Payable on the Company's balance sheet. FHI's Board of Directors has authorized management to repurchase additional Senior Notes, through affiliates at their cost plus accrued interest, or on the open market, when such transactions are deemed to be in the Company's best interests. As of July 31, 1999, affiliates of the Company did not own any additional Senior Notes.


9.   Subsequent Events

    Subsequent to July 31, 1999, the Company entered into an agreement to sell its remaining unclosed land inventory of its Arizona division, consisting of approximately 780 lots. The agreement also provides the buyer with an option to acquire another 238 lots that the Company currently has under contract. The existing land inventory portion of this transaction is anticipated to close in September, 1999, with the option portion closing in mid-2000, if it is consummated.

         FORECAST "Registered Tradename" CAPITAL CORPORATION
                          BALANCE SHEETS



                                     July 31,        October 31,
                                       1999             1998
                                   (Unaudited)
                                    ---------       ------------
Assets:
-------
 Cash                                     $800             $100
                                          ----             ----
  Total Assets                            $800             $100
                                          ====             ====


Liabilities & Shareholders'
---------------------------
Deficit:
--------
  Accounts Payable                        $300             $300
  Accounts Payable, Related Parties      6,400            4,400
                                         -----            -----
     Total Liabilities                   6,700            4,700
                                         -----            -----
 Common Stock, $1.00 par value:
   Authorized 10,000 shares
     Issued and Outstanding
      2,500 shares                       2,500            2,500
   Accumulated Deficit                  (8,400)          (7,100)
                                         -----            -----
  Total Shareholders' Deficit           (5,900)          (4,600)
                                         -----            -----
     Total Liabilities &
      Shareholders' Deficit               $800             $100
                                         =====             ====




[FN]              See notes to financial statements.


        FORECAST "Registered Tradename" CAPITAL CORPORATION
       STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
        FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                           (Unaudited)





                          Nine Months Ended   Three Months Ended
                                July 31,             July 31,
                          -----------------   ------------------
                             1999    1998      1999     1998
                         ------------------   ------------------

General & Admin. Exp.          $500      $0       $0         $0
Income Tax Expense              800     800        0        800
                            -------   ------     ----      -----
  Net Loss                  ($1,300)  ($800)      $0      ($800)
                            ========  ======     ====      =====

Shareholders' Equity at
 Beginning of Period        ($7,100) ($3,600      $0    ($3,600)
Net Loss this Period         (1,300)    (800)      0       (800)
                             ------   ------     ---     ------
Shareholders' Equity at
 End of Period              ($8,400) ($4,400)     $0    ($4,400)
                             ======   ======      ==     ======

[FN]              See notes to financial statements.

                  FORECAST "Registered Tradename" CAPITAL
                  CORPORATION NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  Basis of Presentation

    Forecast "Registered Tradename" Capital Corporation (the "Company") was incorporated in California on September 20, 1993, and was formed solely for the purpose of serving as an Issuer of the Senior Notes for The Forecast Group "Registered Tradename", L.P. The authorized capital stock of the Company consists of 10,000 shares of common stock with a par value of $1.00 per share. The Company is a wholly-owned subsidiary of The
Forecast Group "Registered Tradename", L.P., a California limited partnership that is engage in the residential real estate development business. The Company is financially dependent on The Forecast Group "Registered Tradename", L.P. to fund its continuing operations.

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

    The results of operations for the nine months ended July 31, 1999 do not necessarily indicate the results that can be expected for the full fiscal year.


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



                              Percent of          Percent of
                             Housing Sales      Housing Sales
                               For the             For the
                          Nine Months Ended   Three Months Ended
                               July 31,            July 31,
                        -------------------   ------------------
                             1999      1998      1999    1998
                        -------------------   ------------------
Homebuilding Revenues      100.0%   100.0%      100.0%  100.0%
Cost of Homes Sold          82.0%    83.9%       82.0%   82.4%
                           -----   ------       -----   -----
  Gross Profit              18.0%    16.1%       18.0%   17.6%

Operating Expenses:
-------------------
 Selling & Marketing Exp.    6.5%     7.6%        5.7%    6.5%
 General & Admin. Exp.       6.0%     5.5%        5.5%    5.6%
 Loss on Abandoned
  Land Options               0.1%     0.1%        0.1%    0.1%
                            -----   -----        -----   -----
    Total Operating Exp.    12.6%    13.2%       11.3%   12.2%

Operating Income             5.4%     2.9%        6.7%    5.4%
                            =====    =====       =====    ====


Number of homes closed      1,042      872         431     345
Number of homes sold        1,371      875         489     357
Number of homes in backlog                         562     292

Aggregate value of Backlog
 (in millions)                                  $101.9   $46.6
                                                ======   =====




Results of Operations

For the Nine Months ended July 31, 1999 and July 31, 1998

    Housing revenues for the nine months ended July 31, 1999 were $185.2 million, resulting from a record 1,042 closings, representing a 32.4% increase in revenues and a 19.5% increase in the number of closings from the nine months ended July 31, 1998. The increase in these numbers reflect a continued strengthening in the California housing market which translated into increased average sales prices in the Company's strongest submarkets, as well as an increase in overall sales and per community absorption rates throughout the Company's submarkets. The average sales price of the homes closed during the nine months ended July 31, 1999 was $177,727, or an increase of 10.8%, as compared to $160,369 for the same period a year earlier.

    Gross profit from housing sales increased by 48.5% to $33.4 million for the nine months ended July 31, 1999, as compared to
$22.5  million for the nine months ended July 31, 1998.   At the
same time, gross profit per home increased by 24.3%, or $6,266 to $32,049 over the comparable period in 1998. Gross profit margin for the nine months ended July 31, 1999 increased by 11.8% to 18.0% as compared to 16.1% a year ago. The increase in gross margin was due primarily to overall increased prices in a number of the Company's submarkets where greater demand permitted the Company to adjust pricing upward, without adversely affecting absorption rates.

    During the nine months ended July 31, 1999, the Company sold six parcels of land, resulting in a book loss of $585,000. No
land was sold in the comparable period in 1998.   In addition,
housing revenues and gross profit from housing sales for the nine months ended July 31, 1999 include $13,729,000 and $2,516,000, respectively, from sale leaseback transactions of model homes. There were no such transactions in the comparable prior year period.

    Due to the increased sales and construction volume during the nine months ended July 31, 1999, the Company's interest incurred increased 43.4% over the nine months ended July 31, 1998. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 33.3% to 2.9%, for the nine months ended July 31, 1999, from 4.4% for the same period a year ago, and is directly attributable to increased absorption rates, which produced increased rates of inventory turnover, resulting in lower capitalized interest amortized to cost of homes sold.

    Selling and advertising, as a percentage of revenue, decreased 14.5% to 6.5% as compared to 7.6% for the comparable period a year ago. This decrease is attributable to both the Company's higher closing volume during the period and the reduction in sales incentives needed to achieve desirable
absorption rates.   Selling and advertising expense increased
13.1%, to $12.0 million, for the nine months ended July 31, 1999, as compared to $10.6 million for the nine months ended July 31, 1998, and is directly attributable to the 19.5% increase in closing volume between the two comparable periods.

    General and administrative, as a percentage of revenues, was 6.0% as compared to 5.5% for the same period a year ago. The increase is attributable to an increase in personnel primarily arising from the start up of both the San Diego County and Los Angeles County Divisions, as well as increased management bonuses that resulted from the improved profitability of the Company, and the overall Company need for more personnel to adequately handle its larger volume of sales, construction, forward planning and closing activities.

    Due to the continued improvement in homebuying market conditions, and the strengthening of the California housing market in particular, income before extraordinary gain increased 106.2% to $11.2 million, during the nine months ended July 31, 1999, as compared to income before extraordinary gain of $5.4 million for the nine months ended July 31, 1998. Income before extraordinary gain, as a percentage of revenue, increased 53.8% to 6.0% as compared to 3.9% for the comparable period.

    Extraordinary gain for the nine months ended July 31,1998 was $36,000 related to the Company's repurchase of $1.3 million of its Senior Notes. There were no extraordinary gains in the nine months ended July 31, 1999.


Results of Operations

For the Three Months ended July 31, 1999 and July 31, 1998

    Housing revenues for the three months ended July 31, 1999 were $81.2 million, resulting from a record 431 closings, representing a 41.8% increase in revenues and a 24.9% increase in the number of closings from the three months ended July 31, 1998. The increase in these numbers reflect a continued strengthening in the California housing market which translated into increased average sales prices in the Company's strongest submarkets, as well as an increase in overall sales and per community absorption rates throughout the Company's submarkets. The average sales prices of the homes closed during the three months ended July 31, 1999, was $188,459, or an increase of 13.5%, as compared to $166,029 for the same period a year earlier. Backlog of houses sold reached a record high of 562 as of July 31, 1999, a 92.5% increase as compared to 292 for the comparable prior year period.

    Gross profit from housing sales increased by 45.5% to $14.7 million for the three months ended July 31, 1999, as compared to $10.1 million for the three months ended July 31, 1998, which is directly attributable to the increase in home closings. Gross profit margin for the three months ended July 31, 1999 increased by 2.3% to 18.0% as compared to 17.6% for the same period a year ago. The increase in gross margin was due primarily to overall increased prices in a number of the Company's submarkets where greater demand permitted the Company to adjust pricing upward, without adversely affecting absorption rates.

    During the three months ended July 31, 1999, the Company sold a parcel of land, which resulted in a loss of $147,000. No land was sold in the comparable period in 1998. In addition, housing revenues and gross profit from housing sales for the three months ended July 31, 1999 include $4,202,000 and $882,000, respectively, from sale leaseback transactions of model homes. There were no such transactions in the comparable prior year period.

    Due to the increased sales and construction volume during the three months ended July 31, 1999, the Company's interest incurred increased 58.9% over the three months ended July 31, 1998, while the Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 11.4% to 3.1%, from 3.5% for the
same period a year ago.   These variances are directly
attributable to increased absorption rates, which thereby produced increased rates of inventory turnover, and resulted in lower capitalized interest amortized to cost of homes sold.

    Selling and advertising, as a percentage of revenue, decreased 12.3% to 5.7% as compared to 6.5% for the comparable period a year ago. This decrease is attributable to both the Company's higher closing volume during the period and the reduction in sales incentives needed to achieve desirable absorption rates. Selling and advertising expense increased 25.4%, to $4.7 million, for the three months ended July 31, 1999, as compared to $3.7 million for the three months ended July 31, 1998, and is directly attributable to the 24.9% increase in closing volume between the two comparable periods.

     While in overall numbers general and administrative expenses increased 38.1%, to $4.4 million over the prior year period, general and administrative expenses, as a percentage of revenue, decreased to 5.5% as compared to 5.6% for the same period a year ago. The overall dollar increase is attributable to the addition of needed personnel stemming from the start up of the Los Angeles County Division, as well as increased management bonuses that resulted from the improved profitability of the Company, and the overall Company need for more personnel to adequately handle its larger volume of sales, construction, forward planning and closing activities.

    Due to the continued improvement in homebuying market conditions and the strengthening of the California housing market in particular, income before extraordinary gain was $5.7 million during the three months ended July 31, 1999, as compared to income before extraordinary gain of $4.0 million for the three months ended July 31, 1998. Income before extraordinary gain, as a percentage of revenue, was 7.0% for both comparable periods.


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

    The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cashflow from operations.
The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through the use of cash provided by a combination of closings and financing activities. At certain times during the past few years the Company has repurchased portions of its outstanding 11 3/8% Senior Notes due 2000, on the open market, at prices below par. The Company subsequently retired such repurchased 11 3/8% Senior Notes, reporting the resultant income as an extraordinary gain in the Company's consolidated financial statements. At times, these debt repurchases were utilized to cure certain unsatisfied minimum net worth covenant requirements in the Indenture for the 11 3/8% Senior Notes.

    At July 31, 1999, the Company had commitments for $131.4 million under several revolving credit facilities with commercial banks and financial institutions, of which $65.8 million was outstanding. In addition, at July 31, 1999, the Company had community specific facilities capable of providing aggregate fundings of $4.1 million, of which $2.6 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes an unsecured borrowing line from time to time to meet its operational needs and objectives. The unsecured borrowing line has commitments of $2.4 million, of which $421,000 was outstanding as of July 31, 1999. On July 31, 1999, the aggregate outstanding principal balance under the Company's credit facilities was $68.8 million and the recourse to the Company from those borrowings was 19% of the total outstanding sums, or $13.1 million.

    To date, the Company has been able to obtain acceptable land
acquisition and construction financing.   Consistent with an
industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and use its own cash to fund that portion of the total project costs and acquisition costs its Lenders require be supplied (in form of equity) in order to obtain construction or land acquisition financing. At times, in the past, the Company has failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of July 31, 1999, the Company met both its debt-to-equity and debt coverage ratio tests, thereby providing the Company with the flexibility to incur more than $15 million of recourse debt, had it been necessary. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

    In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of July 31, 1999, the Company had repurchased and retired a total of $21,400,000 of the Senior Notes, with the remaining $28,600,000 having not been retired, (including $8,900,000 which were repurchased and are being held in the Company's name). The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi annually on June 15 and December 15 of each year.

    The Indenture governing the Senior Notes requires the
Company to maintain a minimum net worth of $25 million.   As of
July 31, 1999 the Company was in compliance with the net worth provisions of the Indenture.

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

    The Company has completed its internal assessment and testing of its IT and non-IT systems that are designed to function properly with respect to dates in the year 2000 and thereafter. The core operating system for the Company, JD Edwards, is in compliance with year 2000 standards. The last ancillary program for the Company will be year 2000 compliant by the end of the Company's fourth fiscal quarter ending October 31, 1999. The Company believes that with the modifications to existing software, the year 2000 will not pose significant operational problems for its computer system.

    The Company recognizes that there may be significant business disruptions involving year 2000 problems with its vendors and
customers.   To counteract this potential  disruption to its
business and earnings, the Company has undertaken, but not yet completed, an assessment of the readiness of such third parties, where the failure of such third parties to be year 2000 compliant
could have a material impact on the Company.   For instance,
financial service providers to both the Company and the Company's customers may incur significant costs and even temporary shutdowns as a result of computer problems. Should those financial services providers not prove to be ready for compliance with the systems' needs associated with the year 2000, the ability of lenders to advance funds both for purchasers of the Company's homes and for financing that is associated with the Company's operations may be impacted negatively. Any such delay could have a material adverse effect on the Company and its
results of operations.   In the meantime, the Company is
continuing to collect the written assurances it has delivered to its major vendors regarding their current and expected future readiness for the year 2000, and is developing contingency plans should any of its major vendors fail to be year 2000 compliant in
time.   These contingency plans range from finding alternative
sources for these services, to training and readying the Company's employees and personal property so they are prepared (if needed) to function at current capacities and efficiencies until the non-complying vendors do in fact become year 2000
compliant.   Although non-compliance could materially affect the
Company's revenues and earnings, the Company anticipates that the likelihood of such an effect to be remote, and that the cost for the implementation of its contingency plans to be non-material to its revenues and earnings.

                        PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

(a)  None


Item 2.  Changes in Securities
         ---------------------

(a)  None

Item 3.  Defaults upon Senior Securities
         --------------------------------

(a)   Refer  to  Note  5 of Notes to Consolidated  Financial
                            --------------------------------
      Statements.
      ------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)  None


Item 5.  Other Information
         -------------------

(a)  None


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------


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

September 3, 1999        By:  /s/ James P. Previti
-----------------             --------------------
     Date                         James P. Previti
                                  President



                         By:  /s/ Richard B. Munkvold
                              -----------------------
                                  Richard B. Munkvold
                                  Vice President - Finance
                                  Principal Accounting Officer

By: FORECAST "Registered Tradename" CAPITAL CORPORATION
-------------------------------------------------------

September 3, 1999        By:  /s/ James  P. Previti
-----------------            ----------------------
      Date                        James  P. Previti
                                  President



                         By:  /s/ Richard B. Munkvold
                              -------------------------
                                  Richard B. Munkvold
                                  Vice President - Finance
                                  Principal Accounting Officer