Form 10-K
period 1999-10-31
FORECAST GROUP LP
filed 1999-12-22
CIK 915350

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
           For the year ended October 31, 1999
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

Registrant's telephone number, including area code:(909)987-7788


   Securities Registered Pursuant to Section 12(b) of the Act:



Title of Each Class    Name of Each Exchange on Which Registered
-------------------    -----------------------------------------
 11 3/8% Senior Notes                     None
   Due 2000



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

     YES  X            NO

There was no voting stock held by nonaffiliates of the Registrant at December 22, 1999.

At December 22, 1999, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

                             PART I
                        ITEM 1 - BUSINESS


General

      The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") currently designs, builds and sells affordably-priced single family detached homes primarily to entry-level and first time move-up buyers in California. The Company operates in two distinct geographic regions (Northern California and Southern California), and is a leading homebuilder in its targeted submarkets (based on the number of homes closed) with operations throughout most major metropolitan areas and employment centers within these markets. In September 1999, the Company sold all of its lots in Phoenix, Arizona to a national homebuilder, and granted that same homebuilder an option to acquire all of the Phoenix, Arizona lots that the Company has under option.

      The Company is the successor to the residential real estate development business founded in 1971 by Mr. James P. Previti, the Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename", L.P. from 1971 through 1989, the Company's operations were focused on the Southern California regions known as the Inland Empire and Antelope Valley. In 1989, the Company expanded operations into the
Sacramento Valley region of Northern California.   Further
diversification and expansion occurred in 1995 when the Company expanded into northern San Diego County. Since 1976, the Company has closed more that 14,360 homes, including 1,531 homes during the fiscal year ended October 31, 1999.

     The financial and operational expectations the Company has set out in this filing, for periods extending beyond October 31, 1999, are not actual results, nor guaranteed results. Rather, they are assumptions that are based upon preliminary estimates garnered from factors that the Company's management believes to be reasonable at the time of this filing. The homebuilding industry is extremely competitive, with pricing being determined by a wide variety of factors, including the availability of land and the state of the economy in any one or more regions in which the Company builds. In addition, to any of the factors set out in this filing which could present an operational and/or financial risk to the Company, there are economic, competitive, governmental and other factors which could also affect any or all of the forward-looking statements contained in this filing.


Geographic Markets

      The Company's operations service the metropolitan areas surrounding Los Angeles, Orange County, San Diego, San Francisco and Sacramento, California. The Company believes that each of these areas represents an attractive homebuilding market with significant growth opportunities, and that its geographic diversity provides a greater balance to the Company's earnings, thereby reducing the Company's exposure to potentially adverse economic conditions in any one geographic area. The Company also believes that each of its local operations is well established in its respective markets and that it has developed a reputation for
building superior quality homes at competitive  prices.   The
Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions.


Operating Strategy

     The Company believes that its history of building high quality entry-level and first-time move-up homes in California and its conservative operating strategy, have enabled the Company to successfully weather cyclical downturns and position the Company to capitalize on the improving California market. The Company's strategy has been to (i) select markets that exhibit favorable demographic trends for the construction and sale of affordably-priced, single family detached homes in the entry level and first-time move-up market segment, (ii) provide its customers with quality homes which reflects a superior value in comparison to the prices of competitor's homes, and (iii) employ an operating strategy designed to reduce the risks and costs inherent in the homebuilding business, while also maximizing its return on investment capital in relation to such risks.


     Key elements of the Company's operating strategy include the following:

           Geographic Diversity and Growth Markets. The Company competes in a variety of geographical markets and attempts to react quickly to allocate capital to those markets which it
believes provide   attractive growth   characteristics and
opportunities  for  superior  returns.   The  majority of the
Company's markets have experienced significant population and employment growth in recent years. The company strives to maintain a strong competitive position in all of its submarkets and generally is among the top single family homebuilders in its submarkets. The Company, through its full-time in-house research and marketing staff, and through the selective use of third-party sources, regularly conducts market research and demographics analyses of both its existing and potential markets to predict the depth and breadth of demand for affordably-priced houses. Based on its current market research, the Company believes that it has opportunities to expand in its existing markets and has
identified   several   new  geographic  markets   which possess
attractive characteristics well-suited to the Company's homebuilding practices.

          Focus on Entry-level and First-Time Move-up Home buyers. Throughout its history the Company has primarily focused on entry -level and first time move-up home buyers because it believes they represent the largest segment of the homebuilding market, and also during cyclical downturns are the least affected segment in terms of a reduction in the demand for homes. Also, this segment includes first-time home buyers whose home purchases are not
dependent  on  the  sale of an existing home.   Affordably-priced
homes generally qualify for FHA/VA financing and other state sponsored home buying financing programs, which permit lower down payments and in some instances may provide lower interest rates,
thereby expanding the  Company's  customer  base.   In select
markets, the Company entered into the second-time move up segment. The decision to build in the second-time move up market is predicated on superior demand in specific sub-markets in order to minimize the Company's overall operating and financial risks.

           Commitment to Customer Satisfaction. The Company is committed to providing customer satisfaction through quality
construction and customer service.   Throughout the Company's
markets, customer satisfaction surveys indicted that more than 97% of those customers who purchased homes from the Company in 1999 were satisfied with their purchase and would recommend a home built by the Company to a friend. The Company believes that its long history of providing high quality affordably-priced homes has resulted in many referral sales.

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

           Use of Sophisticated Management Information Systems. The Company employs an information system used by many of the top homebuilders in the country to track costs and construction activities in multiple communities. The Company, on a real-time basis, can analyze production costs, status of pending sales and inventory levels, lot premiums, homes in escrow, homes closed and profit margins both for the Company as a whole, for each individual community and for each individual lot within each community. This system allows the Company to closely monitor and control its level of completed but unsold homes, detect trends early and to more effectively deploy capital and resources to respond to such trends and adjust its production capacity accordingly.

            Conservative Land Policy.   The Company seeks to
maximize its return on capital employed by limiting its
investment in land and by focusing on inventory turnover.   To
implement this strategy and to reduce the risks associated with investment in land, the Company's land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and a variety of option contracts to control the number of lots it maintains in inventory for use in the sale and construction of homes. The choice of which vehicle is used is dependent on which vehicle the Company deems to be more advantageous given the Company's profit objectives, capital constraints, and local market conditions. The Company also generally seeks to close escrow on land only after all of the necessary entitlements are received, thereby allowing construction to commence within a relatively short time period
thereafter.   By doing this, the Company is generally able to
maintain inventories of land that are expected to be developed within two to three years or less in an effort to match land costs with current market prices for finished homes.

            Maintain Strict Cost Controls. The Company believes that maintaining stringent cost controls is a key factor in improving profitability. The Company controls costs and reduces risk by: (i) generally purchasing land that is already entitled for residential development; (ii) managing the construction process to maintain low levels of unsold inventory and maximize inventory turnover; (iii) utilizing high quality durable building materials and standardized design plans;(iv) utilizing experienced subcontractors, especially those with which the Company has long-standing relationships; and (v) using its competitive advantage in its submarkets to obtain volume discounts on construction materials and favorable pricing from subcontractors.

           Require Home Buyers to Pre-Qualify Financially Prior to Approving a Sales Contract. Prior to entering into a sales contract with a prospective home buyer, the Company seeks to have the mortgage company, typically its Forecast "Registered Tradename" Home Mortgage, LLC ("Forecast Mortgage") affiliate, confirm that the home buyer has the apparent ability to qualify for the purchase of the home. Management believes this presales qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.


Summary of Residential Projects

      The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single family detached. As of October 31, 1999, the Company owned 3,523 lots available for future home closings and had another 3,150 building lots under its control through acquisition contracts.




---------------------------------------------------------------
                               Bldg.    Total  Sales     Sales
             No. of      Bldg.  Lots     Bldg.  Backlog   Price
             Active      Lots   Under    Lots   as of     Range
Market       Communities Owned  Contract Avail. 10/31/99
                                   (1)             (2)      (3)
---------------------------------------------------------------
 Southern
  California    11        2,235   1,720   3,955   117   $105,990
                                                            -
                                                         277,990

Northern
 California     10        1,288   1,185   2,473   129   $111,990
                                                             -
                                                         281,500

Arizona (4)     -             -     245     245     -
---------------------------------------------------------------
Company Total   21        3,523   3,150   6,673   246
===============================================================


(1) Building lots under contract include lots the Company has the right to acquire under option provisions in certain acquisition contracts; thus, there can be no assurance the Company will actually acquire these lots.
(2) Sales backlog refers to sales contracts that have not yet closed. There can be no assurance that closings of homes will occur.
(3) Reflects base price, excluding any lot premiums and buyer selected options, which vary from community to community.
(4) Company sold all of it's lots to a national homebuilder in September, 1999.


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

     The amount of land purchased by the Company has fluctuated substantially from period to period based on when entitlements were obtained, prices, availability of financing, existing land inventory, projected demand for homes and other factors. In general, the Company's practice is to have a land inventory, either owned or under contract, equal to approximately three years of planned operations. As of October 31, 1999 the Company owned 3,523 lots, which the Company believes is adequate for approximately 24 months of operations at current sales absorption levels. In addition, the Company controls approximately 3,150 lots under binding and non-binding agreements which provide the Company with the option to purchase such lots in the event that the Company's targeted markets continue to exhibit increased sales absorption levels. These lots controlled by the Company would allow for an additional 22 months of operations based on increased sales absorption levels.


Construction

     The Company acts as the general contractor for the construction of its communities. Virtually all construction work for the Company is performed by subcontractors. The Company's employees supervise the construction of each community, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company's subcontractors follow design plans prepared by architects who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. During its history, the Company has established long-term relationships with a number of subcontractors, and sometimes negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors in order to take advantage of its volume of production. The Company is not dependent to any material extent upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.


Sales, Marketing and Research

    The Company makes extensive use of advertising and other promotional activities, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its communities. The Company's major media advertising is done
regionally.   Because the Company usually offers multiple
communities within a single market area, it is able to utilize multiple community advertising that highlights all Company developments within that same market area.

     The Company normally builds, decorates, furnishes and landscapes model homes for each community and maintains on-site sales offices, which typically are open seven days a week. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities, including floor coverings.

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


Customer Financing

     The Company offers its customers mortgage financing through Forecast "Registered Tradename" Home Mortgage. Forecast "Registerd Tradename" Home Mortgage is owned 50% by Norwest, Inc.
(a nationally recognized mortgage banker; "Norwest") and 50% by Inland Counties Mortgage, LLC, a California limited liability company ("Inland Counties Mortgage"). The Forecast Group "Registered Tradename", L.P., owns a 98% share of Inland Counties Mortgage. Forecast "Registered Tradename" Corporation (a limited partner of The Forecast Group "Registered Tradename", L.P.) owns the other 2%. Through Forecast Home Mortgage, the Company seeks to assist its home buyers in obtaining financing by offering to qualified buyers the variety of financing options offered by Norwest, and by making and processing the loans in a timely and professional manner. Forecast "Registered Tradename" Home Mortgage is expected to provide mortgage financing for approximately 70% of the homes sold by the Company in fiscal year 2000.


Customer Service and Relations

     Each purchaser of a home from the Company is given an information booklet describing area amenities and services, such as schools, health services and emergency services. The Company's Warranty Service Manual identifies the appliances, fixtures and heating/cooling and other systems installed in the house, and provides information on warranties, maintenance and manufacturer information. The Company believes that these practices reinforce the home buyer's sense of moving into a community. After closing, the Company continues to communicate its image through a variety of marketing techniques that are designed to enhance the buying experiences of the home buyer.


Customer Warranties

     The Company provides one year limited warranties on
purchases of its homes and by doing so seeks to ensure that the Company will have any deficiencies that arise due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located, corrected. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in the states in which the Company does business may grant rights to  home buyers in
addition to those provided by the Company.   California law
establishes a ten-year statutory period and Arizona an eight-year statutory period during which a home buyer may request the Company to repair any latent defects in the architectural design or actual construction of their home. The Company generally maintains reserves with respect to units previously sold for the purpose of covering estimated future warranty expenditures, and maintains insurance coverage to minimize the impact any claims for latent defects would otherwise have upon the Company.


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


Employees

      As of October 31, 1999, the Company employed approximately 216 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, some of the subcontractors and suppliers engaged by the Company are represented by labor unions or are
subject to collective bargaining agreements.   The Company
believes that relations with its employees, subcontractors and suppliers are good.


                         ITEM 2 - PROPERTIES


      The principal executive offices of the Company are located at 10670 Civic Center Drive, Rancho Cucamonga, California 91730.
The telephone number is (909) 987-7788.

      The Company leases approximately 15,500 square feet of office space for its corporate headquarters in Rancho Cucamonga and approximately 8,425, and 1,940 square feet of office space in Sacramento, California, and Oceanside, California, respectively. The Company's corporate headquarters and Sacramento office are leased from affiliates of Mr. Previti. See "Item 13 - Certain Relationships and Related Transactions". During the first fiscal quarter of 2000, the Company will have modular satellite offices for each geographic region in Southern California which will enhance our management presence in each area of operation. The satellite offices will be located in the Santa Clarita area of Los Angeles County and the north Murrieta area of Riverside County, which will replace the Oceanside office.


                       ITEM 3 - LEGAL PROCEEDINGS

      The Company is subject to routine litigation incidental  to
its business.   In the opinion of management, the resolution  of
such claims will not have a material adverse effect on the operating results or financial position of the Company.


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the Company's fiscal year ended October 31, 1999.


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


---------------------------------------------------------------
                                    Year Ended October 31
                   --------------------------------------------
Note: $ are in
 thousands         1999    1998   1997      1996    1995
---------------------------------------------------------------
Operating Data:
---------------
Homes Delivered:
 Number of
  Homes Delivered    1,531    1,228       901   1,006       915
                     =====    =====       ===   =====       ===
Average Price of
 Homes Delivered    $183.3   $161.3    $147.1  $140.8    $139.4
Sales Backlog (1):
Number of Homes
  in Sales Backlog     246      233       289     165       200
                       ===      ===       ===     ===       ===
Aggregate Value of
 Homes in
  Sales Backlog    $48,471  $38,179   $44,707  $22,659  $25,657
Average Price
 of Homes in
  Sales Backlog     $197.0   $163.9    $154.7   $137.3   $128.3

Statement of
 Operations Data:
-----------------
 Homebuilding
  Revenues        $280,644 $198,074  $132,518 $141,652 $127,538
 Cost of
  Homes Sold       228,859  164,335   112,278  117,702  113,792
 Land Sales
  Revenue           42,271      999         0        0        0
 Cost of
  Land Sold         40,958      999         0        0        0
Selling &
 Marketing Ex.      17,165   14,384    13,929   15,215   12,114
General &
 Admin. Ex.         16,064   11,397     7,397    7,006    7,508
Provision for
 Losses on Real
Estate Inventory         0        0     6,635        0    2,937
Loss on Abandoned
 Land Options          223      202       726        3      139
---------------------------------------------------------------
 Operating Income
 (Loss)             19,646    7,756    (8,447)   1,726   (8,952)
---------------------------------------------------------------
 Interest Income       682      455       395      274      200
 Interest Expense        0      264         0        0      119
 Other Income        1,247    2,500       156       14      472
---------------------------------------------------------------
 Income (Loss)before
  Income Taxes &
    Extraordinary
      Gain          21,575   10,447    (7,896)   2,014   (8,399)
---------------------------------------------------------------
 Extraordinary Gain
  On Extinguishment
   Of Senior Notes       0       34     1,634    1,876    3,312
----------------------------------------------------------------
 Net Income(Loss)  $21,575  $10,481   ($6,262)  $3,890  ($5,087)
================================================================

Balance Sheet Data:
-------------------
 Real Estate
 Inventory        $110,800  $84,152   $71,012  $80,760  $82,575
 Total Assets      146,918  113,908    91,582  102,186   97,241
 Debt               64,738   60,059    56,053   60,195   60,925
 Partners' Equity   52,718   31,143    20,662   26,924   23,234

Other Data:
-----------
 Gross Margin %       18.5%    17.0%     15.3%    16.9%    10.8%
 EBITDA  (2)       $30,178  $19,018    $7,434   $9,453     $317
 Interest
  Incurred (3)     $10,193   $7,123    $7,076   $7,884   $8,073
 Coverage Ratio(4)     3.0      2.7       1.1      1.2      0.0
 Debt to
 Equity Ratio (5)      1.2      1.9       2.7      2.2      2.6



(1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.

(2) "EBITDA" means earnings before interest (including previously capitalized interest included in cost of sales), income taxes, depreciation and amortization, and has been computed on a basis consistent with the terms of the
     Indenture.   EBITDA is not intended to represent cash flow
     or any other measure of performance in accordance with generally accepted accounting principles.

(3) Interest incurred includes all interest incurred during the respective period, whether expensed or capitalized, and has been computed on a basis consistent with the terms of the Indenture.

(4)  "Coverage Ratio" means the ratio of EBITDA to Interest
     Incurred as calculated in accordance with the definition of such term in the Indenture.

(5)  "Debt-to-Equity Ratio" means the ratio of all outstanding
     Debt to Net Worth (Partners' Equity) as calculated in accordance with the definition of such term in the Indenture.


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

      The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical
focus on the Southern California housing market.   Following
approximately seven years of a regional economic downturn, those markets in which the Company operates began to see a recovery in the fourth quarter of 1997 which has continued throughout fiscal year 1999.

     During the fourth quarter of fiscal year 1999, the Company sold all of its owned land in Arizona to a national homebuilder. The total lots sold were 774. The Company has an option to purchase an additional 245 lots in Phoenix, Arizona, which the same national homebuilder has a right to purchase from the Company. Although the Company no longer is building homes in the Phoenix area, the Company still provides warranty work for previously closed homes in that market area, through a third party vendor.


      The following table sets forth certain information by geographic region for the fiscal years 1999, 1998 and 1997. This table excludes land sales revenue and cost of land sold.


                              For the Year Ended October 31
---------------------------------------------------------------
Note: $ are in                  1999        1998        1997
Thousands
------- ------------------------------------------------------
Number of Homes Delivered:
--------------------------
Southern California            711         539         351
Northern California            665         503         329
Arizona                        155         186         221
                             -----------------------------
   Total                     1,531       1,228         901
                             =============================
Housing Sales:
--------------
Southern California       $123,626     $84,433     $51,723
Northern California        135,864      84,413      51,880
Arizona                     21,154      29,228      28,915
                          --------------------------------
   Total                  $280,644    $198,074    $132,518
                          ================================

Gross Profit:
-------------
Southern California        $20,134     $16,477      $7,585
Northern California         27,927      12,892       7,589
Arizona                      3,724       4,370       5,033
                           -------------------------------
   Total                   $51,785     $33,739     $20,207
                           ===============================
Gross Profit Margin:
--------------------
Southern California           16.3%       19.5%       14.7%
Northern California           20.6%       15.3%       14.6%
Arizona                       17.6%       15.0%       17.4%
                            -------------------------------
   Total                      18.5%       17.0%       15.3%
                            ===============================




     During the fiscal year ended October 31, 1999, the Company reported home building revenues of $280.6 million and net income of $21.6 million, on record closings of 1,531 homes. Based on the continued economic reports of increasing job formation and low unemployment, management believes that consumer confidence and homebuying in its market segment will continue to be strong over the next few years.


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


Backlog

     The Company's backlog at October 31, 1999 and 1998, respectively, were 246 homes with an average sales price of $197,000 and 233 homes with an average sales price of $163,900. Excluding homes in backlog in Arizona as of October 31, 1998, the Company's increase in backlog in 1999 would have been 34% (184 units).


Results of Operations

     A comparative summary of operating results for fiscal years
1999, 1998 and 1997 is presented in the following table:


                                For the Year Ended October 31
                             ---------------------------------
                                 1999      1998       1997
                             ----------------------------------
Amounts as a Percentage of
Revenues:
---------
 Homebuilding Revenues        100.0%        100.0%     100.0%
 Cost of Homes Sold            81.5%         83.0%      84.7%
                              ------        -----       -----

   Gross Profit                18.5%         17.0%      15.3%

 Operating Expenses:
  Selling & Marketing Exp.      6.1%          7.3%      10.5%
  General & Admin. Exp.         5.7%          5.8%       5.6%
  Provision for Impairment
   Of Real Estate Inventory     0.0%          0.0%       5.0%
  Loss on Abandoned
   Land Options                 0.1%          0.1%       0.5%
                               -----         -----      -----
       Total Operating Exp.    11.9%         13.1%      21.6%
                               -----         -----      -----

Operating Income (Loss)         6.5%          3.9%      (6.4%)
                               =====         =====      =====

Average per Home Closed ($):
----------------------------
Homebuilding Revenues      $183,308      $161,298   $147,079
Cost of Homes Sold          149,483       133,823    124,615
                            --------     --------   --------
  Gross Profit               33,825        27,475     22,464
                            --------     --------   --------
Operating Expenses:
 Selling & Marketing Exp.    11,212        11,713     15,459
 General & Admin. Exp.       10,492         9,281      8,210
                             ------       -------    -------
  Total Operating Expenses   21,704        20,994     23,669
                            -------        ------    -------
Operating Income (Loss)     $12,120 (1)    $6,481(1) ($1,205)(1)
                            =======         =====     ======


Other Data:
-----------
Number of Homes Closed        1,531         1,228        901
Number of Homes Sold          1,544         1,172      1,025
Number of Homes in
 Sales Backlog                  246           233        289
Aggregate Value of Sales
 Backlog ($ millions)         $48.5         $38.2      $44.7



(1) Calculation does not include $223,000, $202,000 and $726,000 for loss on abandoned land options and $0, $0 and $6,635,000 for provision for impairment of real estate inventory for fiscal years ended October 31, 1999, 1998 and 1997, respectively.


Fiscal 1999 Compared to Fiscal 1998

     Housing revenues for the fiscal year ended October 1999 were a Company record $280.6 million, representing an increase of $82.6 million or 41.7% from the fiscal year ended October 1998. The revenues for fiscal year 1999 represent 1,531 closings, an
increase of 303 closings or 24.7% over fiscal year  1998.   The
increase reflects a strengthening California housing market which resulted in an increased absorption rates and overall sales in
the Company's submarkets.   The average sales price of the homes
closed during fiscal 1999 was $183,308 as compared to $161,298 for the same period a year ago, representing an increase of
13.6%.   The increase in average sales price is due primarily to
increases in sales prices in each of the Company's strongest submarkets and the increase in the percentage of closings in the Northern California Division as compared to the Company's overall number of closings. These positive results are consistant with the Company's annual business plan that was prepared in August 1998.

      Gross profit from housing sales was $51.8 million for the fiscal year ended October 31, 1999, an increase of $18.0 million or 53.5%, from fiscal year ended October 31, 1998. Gross profit per home increased to $33,825 from $27,475 representing a 23.1% increase over the comparable period in 1998. Gross profit margin for fiscal year ended October 31, 1999 was 18.5% as compared to 17.0% a year ago. The increase in gross margin was due primarily to year-over-year 34.5% higher gross margins in the community closings in the Northern California Division, and increased prices and lower costs in certain of the Company's submarkets resulting from greater demand. The lower costs were mainly a function of increasing inventory turnover and minimizing standing inventory.

     During the year ended October 31, 1999, the Company sold and subsequently leased back 71 model homes and recorded sales of $13,729,000 and gross profit of $2,354,000. There were no similar transactions in the prior year.

     During the fiscal year ended October 31, 1999, the Company had land sales of $42.3 million which resulted in a net gain from land sales of $1.3 million. Land sales included the sale of the Company's Arizona real estate holdings holdings for approximately $33.5 million and a net gain of $1.8 million.

     For the fiscal year ended October 31, 1999, the Company's interest incurred increased 43.1% as compared to fiscal year ended October 31, 1998. This increase is a result of increased construction volume offset by pricing modifications in the Company's loan terms. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased 26.4% to 2.9% for the fiscal year ended October 31, 1999, from 4.0% for the same period a year ago. This decrease is directly attributable to increased absorption rates, which produced increased rates of turnover resulting in lower capitalized interest costs.

     Selling and marketing expenses increased by $2.8 million or 19.3% during the fiscal year ended October 31, 1999 as compared to the fiscal year ended October 31, 1998. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 6.1% from 7.3% for the comparable period in 1998. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction in sales incentives necessary to achieve desirable absorption rates.

     General and administrative expenses increased $4.7 million during the fiscal year ended October 31, 1999, as compared to the fiscal year ended October 31, 1998. The $4.7 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities, as well as an increase in management bonuses that
resulted   from  the  improved  profitability  of  the   Company.
However, general and administrative expenses, as a percentage of revenue decreased to 5.7% for the fiscal year ended October 31, 1999 from 5.8% for the fiscal year ended October 31, 1998.

      Income before extraordinary gain was $21.6 million during the fiscal year ended October 31, 1999, as compared to a net income before extraordinary gain of $10.4 million for the fiscal year ended October 31, 1998, which is representative of the overall improvement of market conditions in those areas in which the Company operates.

      Extraordinary gain for the fiscal year ended October 31, 1998 was $34,000 related to the Company's repurchase of a portion of its 11 3/8% Senior Notes having an aggregate outstanding principal amount of $9.4 million. There were no extraordinary gains for the fiscal year ended October 31, 1999.

      Net income for the fiscal year ended October 31, 1999 was $21.6 million, as compared to net income of $10.5 million in the fiscal year ended October 31, 1998 due primarily to the factors discussed above.


Fiscal 1998 Compared to Fiscal 1997

     Housing revenues for the fiscal year ended October 1998 were $198.1 million, representing an increase of $65.6 million or 49.5% from the fiscal year ended October 1997. The revenues for fiscal year 1998 represent 1,228 closings, an increase of 327 closings or 36.3% over fiscal year 1997. The increase reflects a strengthening California housing market which resulted in increased absorption rates and overall sales in the Company's submarkets. The average sales price of the homes closed during fiscal 1998 was $161,298 as compared to $147,079 for the same period a year ago, representing an increase of 9.7%. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets.

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


Liquidity and Capital Resources

       The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for periods of time in advance of
revenue realization.   The Company generally finances its
operations with secured borrowings from commercial banks, financial institutions (and, at times private investors), unsecured borrowings in the public market, and with available cash flow from operations.

      The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings, cash flow from operations, and partners' contributions to capital. The Company has had adequate liquidity throughout its operating history, despite recessionary periods. At certain times during the past few years the Company has repurchased a portion of its 11 3/8% Senior Notes on the open market at prices below par, subsequently retired a large majority of such repurchased notes, and then reported the resultant income as extraordinary gain in the Company's consolidated financial
statements.   At times, these debt repurchases were utilized to
cure certain unsatisfied minimum net worth covenant requirements set out in the Indenture for the 11 3/8% Senior Notes.

      At October 31, 1999, the Company had commitments for $63.0 million under several revolving credit facilities with commercial banks and financial institutions of which $23.9 million was outstanding. In addition, at October 31, 1999, the Company had community specific facilities capable of providing aggregate funding of $44.7 million of which $16.2 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying
levels of recourse against the  Company.   The Company also
utilizes unsecured borrowing lines from time to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $2.8 million, of which $812,000 was outstanding as of October 31, 1999. On October 31, 1999, the aggregate outstanding principal balance under the Company's credit facilities was $40.9 million and the amount of such debt that is recourse to the Company was $8.4 million.

     To date, the Company has been able to obtain acceptable land
acquisition and construction financing.   Consistent with an
industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing,  and under its
present credit facilities is required to use its own cash to fund a portion of the total development and acquisition costs in order to obtain that financing.  In the past, the Company had failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes,
thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. To overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of October 31, 1999 and 1998 the Company met both its debt-to-equity and debt coverage ratio tests, thereby permitting it to incur  more  than  $15 million of recourse
debt.   Despite  this present  ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

      In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of October 31, 1999, the Company has repurchased and retired a total of $21,400,000 of the Senior Notes and the remaining $28,600,000 have not been retired, including $8,900,000 which were repurchased and are being held in the Company's name. The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi annually on June 15 and December 15 of each year.

       During the fiscal year ended October 1998, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $9,375,000 in the open market. Net of allocable issuance costs, the resultant income of $34,000 is reported as an extraordinary gain in the Company's consolidated financial statements for the fiscal year ended October 31, 1998. No repurchases occurred in fiscal year 1999.

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

      The Company has completed its internal assessment and testing of its IT and non-IT systems that are designed to function properly with respect to dates in the year 2000 and thereafter. Management believes the core operating system, JD Edwards and ancillary programs for the Company are in compliance with year 2000 standards. The Company believes that with the modifications that have been made to existing software, the year
2000 will not pose significant operational problems for its computer system.

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


      ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Forecast "Registered Tradename" is a limited partnership and has no officers or directors. The sole general partner of Forecast "Registered Tradename" is Forecast "Registered Tradename" Homes, Inc. ("FHI"). FHI manages the business and affairs of Forecast "Registered Tradename". Capital is a wholly owned subsidiary of Forecast "Registered Tradename".
The directors and executive officers of FHI and Capital are as follows:

Name                 Age    Position
-----                ---    ---------
James P. Previti*    53     Chairman of the Board and President
Frank Glankler       49     Senior Vice President,
                            Chief Operating Officer
Larry R. Day         50     Senior Vice President,
                            Chief Legal Officer and Secretary
Richard B. Munkvold  34     Senior Vice President,
                            Financial Operations and
                            Principal Accounting Officer Jack
Firestone            78     Director
Steven Fowlkes*      45     Director
Peter T. Healy       48     Director
Leo Previti**        46     Director


     *   Member of the Compensation Committee
     **  Member of Audit Committee


      James P. Previti is the founder and organizer of the predecessor of the Company. Mr. Previti has held the position of Chairman of the Board and President of each of the predecessor entities to the Company since their formation and has controlled the management of the business of the Company since 1976.
Mr. Previti is the Chairman of the Board and President of Forecast Real Estate Services, Inc. and Inland Empire Personnel("IEP"), each of which are affiliates of the Company.

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

     Richard B. Munkvold joined the Company in 1995 as a Division Controller of both the Southern California and Arizona Divisions and now holds the position of Senior Vice President of Financial Operations. Prior to joining the Company, Mr. Munkvold held several financial positions with the Ryland Group from 1989 through 1995 and last served as Ryland Group's West Region Financial Analyst.

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


                ITEM 11 - EXECUTIVE COMPENSATION

      The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI and Capital (pursuant to Regulation S-K, Item 402, of the Securities Act of 1933, Securities Exchange Act of 1934 and Energy Policy and Conservation Act of 1975) whose total compensation for services rendered during fiscal 1999 exceeded $100,000 (collectively, the "Named Executive Officers"):

                     Summary Compensation Table
 ---------------------------------------------------------------
                                        Annual Compensation
                                   -----------------------------
Name            Principal Position    Salary  Bonus    All Other
                                                    Compensation
---------------------------------------------------------------
James P. Previti  President/
                  Chief Executive
                  Officer              $158,333  $985,292     $0
Frank Glankler    Sr. Vice President/
                  Chief Operating
                  Officer               149,250   352,546  7,200
Larry Day         Sr. Vice President/
                  Chief Legal Officer   129,000   115,000  7,200
Richard Munkvold   Sr. Vice President,
                   Financail Operations/
                   Principal Accounting
                   Officer               80,000   235,030  3,600

James Rex          Southern Division-
                   President            123,750   180,309  7,200

Larry Young        Northern Division-
                   President            125,000    599,538 7,200


      Forecast "Registered Tradename"  and  Mr. Previti are
parties to an employment agreement  whereby Mr. Previti's annual compensation is $150,000 plus a quarterly bonus of up to five percent
of the pretax consolidated net income of the Company.   The
Indenture allows amendments to such employment agreement, and the renewal for successive periods of one year, at the discretion of the Board of Directors. In October of 1999, the Board of Directors voted to increase Mr. Previti's annual compensation to $250,000, plus a quarterly bonus of five percent of the Company's pre-tax consolidated net income.
The new contract extends through October 31, 2000.


     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

The following table sets forth, as of November 1, 1999, the beneficial ownership of the partnership interests in Forecast "Registered Tradename" by (a) each of the directors of GP and Capital, (b) the directors and officers of FHI and Capital as a group, and (c) each person known to the Company to own beneficially more than 5% of Forecast "Registered Tradename" 's limited partnership interests or general partnership interests.




                                               % of
                                               Profits/
                              Type of          Losses/   % of
Name of Beneficial Owner [1]  Interest         Capital   Class
---------------------------------------------------------------

James P. Previti [2]           General Parnter  100.00% 100.00%
James P. Previti [3]           Limited Partner  100.00% 100.00%
All directors and officers
 as a group (9 persons) [2]    General Partner  100.00% 100.00%
All directors and officers
 as a group (9 persons) [3]    Limited Partner  100.00% 100.00%
Forecast Homes, Inc.           General Partner    1.00% 100.00%
Forecast Corporation           Limited Partner   56.28%  56.85%
Forecast Mortgage Corporation  Limited Partner    1.04%   1.05%
Forecast Development, L.P.     Limited Partner   25.01%  25.26%
Inland Empire Personnel, Inc.  Limited Partner   16.67%  16.84%



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

Transactions With Affiliates

     The Board of Directors of FHI resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's 11 3/8% Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors of FHI agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Acting upon this authorization, Mr. Previti did acquire $20.4 million of the 11 3/8% Senior Notes all of which were repurchased and retired prior to October 31, 1999. The Company believes that these transactions were on terms at least as favorable to the Company as a comparable transaction made on an arm's length basis between unaffiliated parties.

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


Land Acquisitions and Sales From Affiliates

     In the fiscal year ended October 31, 1999, the Company purchased 1,400 lots from entities owned or controlled by James
P. Previti with acquisition prices totaling $21.1 million, which was equal to their book value. The lots were located in Folsom,
Tracy, Corona, Fontana, Rocklin and Laguna, California.   The
Company anticipates purchasing another 884 lots, from related entities, located in Corona and Victorville, California, at a book value of $9.1 million. As of October 31, 1999, deposits toward the purchase of the 884 lots totaled $325,000.

      In the fiscal year ended October 31, 1998, the Company purchased 311 lots from entities owned or controlled by James P. Previti totaling $7.9 million, which was equal to their book value. The lots were located in Folsom and Corona, California.

      The purchase of these 1,711 lots provided 339 closings in fiscal 1999 and no closings in fiscal year 1998.


Receivables From Affiliates

     During the fiscal year ended October 31, 1999, Accounts Receivables from Related Parties decreased by $3.5 million. The decrease primarily relates to the repayment of a $2.3 million receivable, from an affiliated entity in which Mr. Previti is a 100% owner that is related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

     A portion of the decrease also relates to Mr. Previti's repayment of a $589,000 note, relating to the purchase from the Company in 1998 of 17 finished lots in Moreno Valley.

     The remainder of the decrease relates to various management fees due to the Company, which were paid prior to October 31, 1999, including a $1,100,000 fee earned by the Company from Corona Country Club Estates, LLC, an affiliated entity in which Mr. Previti owns a 50% interest. The fee was associated with development related rights, licenses and services performed by the Company on behalf of Corona Country Club Estates, LLC.

      The Company also holds a $300,000 note due from Forecast
"Registered Tradename" Homes, Inc. in connection with its initial
investment in the Company.   See Note 3 of Notes to  Consolidated
Financial Statements.


Management Services

      The Company entered into management service agreements with several affiliates as a part of the above described reorganization in 1993. The agreements obligate the Company to provide certain executive management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee specified in the agreement. The Company charged $1,178,000 in management fees to affiliates under these agreements during fiscal 1999.


Transactions  with  Mortgage Banking  Company  -  Forecast
"Registered Tradename" Home Mortgage LLC

     During fiscal year 1998, the Company entered into negotiations with Norwest for the purpose of forming a broader based mortgage services entity that would be better able to attract and fulfill the mortgage needs of the Company's home buyers, increase the Company's cash flow from its mortgage business and take advantage of the standardization in the mortgage industry. As of January 16, 1998, the Company began to send its home buyers to Norwest for all of its mortgage needs. At the same time, Norwest and the Company applied to conduct business as "Forecast "Registered Tradename" Home Mortgage LLC" ("Forecast Mortgage"), a joint venture owned in equal shares by Norwest and Inland Counties Mortgage. The Forecast Group "Registered Tradename", L. P., owns a 98% share of Inland
Counties Mortgage. Forecast "Registered Tradename" Corporation owns the other 2%.

     Forecast "Registered Tradename" Mortgage provides the Company with the ability to control the mortgage processing and funding of the loans its home buyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with income for fiscal year 1999 in the amount of $564,000 generated through the origination of those mortgage loans to its home buyers.


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


Office Leases

     The Company leases from Previti Realty Fund, approximately 15,500 square feet of office space in Rancho Cucamonga for its corporate and Southern California headquarters and approximately 8,425 in Sacramento. The Company presently pays $19,375 triple net per month to lease its corporate headquarters and $11,373 full service per month for its Sacramento office. "Triple Net" provisions require the Company to pay insurance, taxes and operating expenses on the building while "Full Service" provisions include such expenses in the monthly rent. The terms and conditions of such leases, including rent payments by the Company thereunder, are believed by the Company to be equivalent to such as would be available on an arm's length, fair market value basis.


Aircraft Charter

     From time to time the Company charters aircraft from JP Air Charter, Inc., an affiliate of the Company. In fiscal 1999 the Company paid such affiliate $52,398. All such charter services are provided on terms equivalent to those offered to unaffiliated third parties.


Loan Payable

     From time to time, Mr. Firestone, a director of the Company, has made non-recourse loans to the Company to partially fund the acquisition of specific communities. The loans bear interest at
the rate of 10% per annum and are repaid at maturity.   As of
October 31, 1999 the Company was obligated to Mr. Firestone for $487,000 by way of such loans. The loans were made on terms commensurate with those generally available for similar loans.


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

(a) (3) Exhibits
        Exhibit  Description
        -------  -----------
No.
----
1.1 Limited Partnership Agreement of The Forecast Group "Registered Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast "Registered Tradename" Mortgage Corporation, Forecast "Registered Trdaename" Corporation, Inland Empire Personnel Inc. and Forecast "Registered Tradename" Development, L.P.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K during the fourth quarter of fiscal year 1999 relating to the sale of all of it's lots in Arizona to a national homebuilder.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP
"Registered Tradename", L.P.          By: FORECAST "Registered
                                          Tradename CAPITAL
                                          CORPORATION.
By: FORECAST "Registered
Tradename" HOMES, INC.                By: /s/ James P. Previti
A California corporation                  --------------------
its General Partner                       President

By:  /s/ James P. Previti
     --------------------
          President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP "Registered Tradename", L.P., by FORECAST
"Registered HOMES, INC., General Partner:

     Name               Title                    Date
     -----              -----                    ----
/s/ James P. Previti
---------------------
    James P. Previti    Chairman of the Board, December 22, 1999
                        President,
                        Principal Executive
                        Officer
/s/ Richard B. Munkvold
-----------------------
    Richard B. Munkvold Senior Vice President, December 22, 1999
                        Financial Operations,
                        Principal Accounting
                        Officer

FORECAST "Registered Tradename" CAPITAL CORPORATION:

      Name              Title                  Date
      ----              -----                  ----

/s/ James P. Previti
--------------------
    James P. Previti    Chairman of the Board, December 22, 1999
                        President,
                        Principal Executive
                        Officer
/s/ Richard B. Munkvold
-----------------------
    Richard B. Munkvold Senior Vice President, December 22, 1999
                        Financial Operations,
                        Principal Accounting




                       REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Forecast Group "Registered Tradename", L.P.


     We have audited the accompanying consolidated balance sheets of The Forecast Group "Registered Tradename", L.P. and subsidiaries (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of operations and partners' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the
responsibility of the Company's  management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename", L.P. and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


                        ERNST & YOUNG LLP


Newport Beach, California
December 10, 1999


          The Forecast Group "Registered Tradename", L.P.
                   Consolidated Balance Sheets
                        (Amounts in 000's)


                                                 October 31
                                            -------------------
                                            1999         1998
                                            -------------------
Assets:
-------
 Cash and Cash Equivalents                  $22,594     $16,193
 Accounts Receivable                          4,298       1,409
 Accounts and Notes Rec., Related Parties     6,905      10,427
 Real Estate Inventory                      110,800      84,152
 Property and Equipment, Net                    551         634
 Other Assets                                 1,770       1,093
                                           --------    --------
   Total Assets                            $146,918    $113,908
                                           ========    ========
Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                           $24,941     $20,781
 Accrued Expenses                             4,007       1,925
 Other Liabilities                              514           -
 Notes Payable:
   Senior Notes at 11 3/8%
    due December 2000                        19,700      19,700
   Collateralized by Real Estate Inventory   40,932      35,536
   Other Notes Payable                        4,106       4,823
                                            -------      ------
     Total Notes Payable                     64,738      60,059
                                            -------      ------
   Total Liabilities                         94,200      82,765

Commitments and Contingencies (Note 9)

Partners' Equity                             53,018      31,443
 Less: Capital Notes Receivable
  From Partners                                (300)       (300)
                                             ------      ------
   Net Partners' Equity                      52,718      31,143
                                             ------      ------

   Total Liabilities & Partners' Equity    $146,918    $113,908
                                           ========    ========



[FN]           See notes to consolidated financial statements.




        The Forecast Group "Registered Tradename", L.P.
     Consolidated Statements of Operations and Partner's Equity
                          (Amounts in 000's)

                                For the Year Ended October 31
                                -----------------------------
                                1999       1998      1997
                                -----------------------------
Homebuilding Revenues            $280,644    $198,074  $132,518
Cost of Homes Sold                228,859     164,335   112,278
                                 --------    --------  --------
   Gross Profit                    51,785      33,739    20,240

Land Sales Revenues                42,271         999         -
Cost of Land Sold                  40,958         999         -
                                   ------     -------    ------
   Gain on Land Sales, net          1,313           -         -

Operating Expenses:
-------------------
 Selling & Marketing Expenses      17,165      14,384    13,929
 General & Admin. Expenses         16,064      11,397     7,397
 Provision for Impairment of
  Real Estate Inventory                 -           -     6,635
 Loss on Abandoned Land Options       223         202       726
                                   ------      ------    ------
   Total Operating Expenses        33,452      25,983    28,687
                                   ------      ------    ------
 Operating Income (Loss)           19,646       7,756    (8,447)

Other Income (Expenses):
------------------------
 Interest Income                      682         455       395
 Interest Expense                       -        (264)        -
 Other Income and Expenses          1,247       2,500       156
                                    -----       -----       ---
   Total Other Income (Expenses)    1,929       2,691       551
                                    -----       -----       ---
Income (Loss) before
 Extraordinary Gain                21,575      10,447    (7,896)
Extraordinary Gain on
 Extinguishment of Senior Notes         -          34     1,634
                                  -------     -------    ------
Net Income (Loss)                 $21,575     $10,481   ($6,262)
                                  =======     =======    ======
Partners' Equity at
 Beginning of Year                $31,443     $21,426   $27,688
Capital Distributions, net              -        (464)        -
Net Income (Loss) this Year        21,575      10,481    (6,262)
                                   ------      ------    -------
   Subtotal                        53,018      31,443    21,426
Less: Capital Notes Receivable
 from Partners                       (300)       (300)     (764)
                                   ------      ------    ------
Net Partners' Equity at
 End of Year                      $52,718     $31,143    20,662
                                  =======     =======    ======



[FN]          See notes to consolidated financial statements.





           The Forecast Group "Registered Tradename", L.P.
              Consolidated Statements of Cash Flows
                       (Amounts in 000's)

                                For the Year Ended October 31
                                -----------------------------
                                   1999     1998      1997
                                -----------------------------
Operating Activities:
---------------------
Net Income (Loss)                $21,575     $10,481   ($6,262)
Adjustments to Reconcile Net
 Income (Loss) to Net Cash
  Provided by Operating
   Activities
 Extraordinary Gain on
   Extinguishment of
    Senior Notes                      -          (34)   (1,634)
 Depreciation on Property and
   Equipment                        389          442       316
 Loss (Gain) on Sale
  of Property and Equipment          63          (11)        -
 Gain on Land Sale, net           1,313            -         -
 Loss on Abandoned
  Land Options                      223          202       726
 Provision for Impairment of
  Real Estate Inventory               -           -      6,635
 Equity Income of unconsolidated
  joint venture                    (564)        (588)        -
 Increase in Accounts Rec.       (2,889)        (834)     (109)
 Decrease (Increase) in
  Real Estate Inventory         (28,184)     (13,342)    2,387
 Decrease (Increase) in
  Other Assets                     (901)       1,176       123
 Increase (Decrease) in Accounts
  Payable and Accrued Expenses    6,242        7,839      (200)
 Increase in Other Liabilities      514            -         -
                                  -----        -----     ------
  Net Cash (Used For) Provided
   By Operating Activities       (2,219)       5,331     1,982
                                 ------        -----     ------
Investing Activities:
---------------------
Contribution to Joint Venture        (7)        (100)        -
Distribution from Joint Venture     795          180         -
Additions to Property and Equip.   (369)        (359)     (181)
Proceeds from Sale of Property
 And Equipment                        -          330         -
                                 -------        -----   ------
   Net Cash Provided by
   (Used for) Investing
    Activities                      419           51      (181)
                                 -------        -----    ------
Financing Activities:
---------------------
 Retirement of Senior Notes
  at 11 3/8% due December 2000        -       (9,179)   (3,612)
(Increase) Decrease in Accounts
 and Notes Receivable,
  Related Parties                 3,522       (6,941)    1,753
 Proceeds from Notes Payable,
  Collateralized by Real Estate 220,310      125,691    75,013
 Proceeds from Notes Payable,
  Other                             322        5,636         -
 Principal Payments on Notes
  Payable, Collateralized
   by Real Estate              (214,914)    (117,133)  (73,755)
 Principal Payments on Notes
  Payable, Other                 (1,039)        (813)        -
                                -------       -------   ------
    Net Cash Provided By
    (Used For) Financing
      Activities                  8,201       (2,739)     (601)
                                -------       ------    ------
Increase in Cash and
 Cash Equivalents                 6,401        2,643     1,200
Cash and Cash Equivalents at
 Beginning of Year               16,193       13,550    12,350
                                 ------       ------    ------
Cash and Cash Equivalents at
 End of Year                    $22,594      $16,193   $13,550
                                =======      =======   =======


[FN]          See notes to consolidated financial statements.

         THE FORECAST GROUP "Registered Tradename", L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1999


1.   Basis of Presentation

        The Forecast Group "Registered Tradename" ,L.P. is a California limited partnership (the "Company") which was formed in October 1993 to be the successor to substantially all the assets and liabilities of the single-familyresidential real estate development business of the James Previti Family Trust (the "Trust") and its affiliates. The Trust is a living, revocable trust with James Previti as Trustor. The Company's sole general partner is Forecast "registered Tradename" Homes, Inc. ("FHI"), a California corporation, which owns a 1% interest in the profits, losses and capital of the Company. Forecast "Registered Tradename" Capital Corporation ("Capital") is a California corporation and a wholly-owned subsidiary of the Company that was formed in 1993 solely to facilitate the offering of 11 3/8% Senior Notes due in December 2000.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include
The accounts of the Company and it's majority-owned entities engaged in single-family residential real estate development and
related businesses.   All significant intercompany accounts and
transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimatesand assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates significantly in the near term.


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


Real Estate Inventory and Recognition of Revenue

        Real estate inventory consists of singlefamily residential projects and land held for future development of single-family communities and property zoned for multi-family and commercial use. Interest and property taxes are capitalized to inventories during periods of development and construction.

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement
121), when events or circumstances indicate that an impairment to an asset to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

       On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where Impairment indicators are present. Based upon such analysis, the Company concluded that certain real estate projects were impaired, due primarily to continuing deterioration of net selling prices and the rate of sales during the first quarter of fiscal 1997. The Company then estimated the fair value of those projects and recorded a resulting impairment loss of $6,635,000 for the year ended October 31, 1997. For the fiscal years ended October 31, 1999 and October 31, 1998 no provision for impairment loss was required.

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

Investment in Joint Venture

       The Company accounts for its 50% ownership interest in Forecast "Registered Tradename" Home Mortgage, LLC under the equity method of accounting based on the Company's exercising significant influence.


Warranties

         The Company provides one-year limited warranties to
purchasers of its homes.   Statutory requirements in the states
in which the Company does business may grant rights to home buyers in addition to those provided by the Company. Estimated warranty costs are accrued at the time of sale of the homes.


Senior Note Offering Costs

       Included in Other Assets as of October 31, 1999 and 1998 are costs associated with the issuance of Senior Notes in the amount of $167,000 and $310,000 (which are reflected net of accumulated amortization of $1,429,000 and $1,286,000, respectively). The Company is amortizing these costs over seven years and classifies the amortization as additional interest incurred.


Income Taxes

     The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.

3.         Accounts and Notes Receivable, Related Parties

     Accounts and notes receivable, related parties, consist of the following:

(Amounts in 000's)
                                             October 31,
                                        --------------------
                                         1999          1998
                                        --------------------
Receivable from Previti Realty Fund        $2,746        $4,780
Receivables from other affiliates, net      1,278         1,518
Management Fees from Affiliates               500         1,159
Note receivable from Mr. Previti,
 collateralized by a partnership
  interest in River Road Ventures           1,083         1,083
Note receivable from Newport Murrieta
 Land Co., secured by real property
   in Flagstaff, Arizona                      657           657
Note receivable from Previti Realty Fund
 secured by real property in
  Mohave County, Arizona                      641           641
Note receivable from Mr. Previti,
 secured by an interest in
   real property in Flagstaff, Arizona          -           589
                                           ------       -------
   Total                                   $6,905       $10,427
                                           ======       =======

   As of October 31, 1999, amounts receivable from related parties, includes a receivable from an entity in which Mr Previti is a 100% owner in the amount of $2,746,000 relating to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

      The receivables from other affiliates is primarily advances which totaled $1,278,000 as of October 31, 1999. See further discussion regarding this project, as well as management fees from affiliates in Note 6 of Notes to Consolidated Financial Statements.

      As of October 31, 1999 and 1998, amounts receivable from related parties include a promissory note from Mr. Previti in the amount of $1,083,000. The note, which is secured by Forecast "Registered Tradename" Mortgage Corporation's partnership interest in River Road Ventures (a California general partnership), is due December 31, 1999 and bears interest at 10 1/2% per annum.

      As of October 31, 1999, amounts receivable from related parties also includes $657,000 due on a note with an original face amount of $844,000 that is due December 31, 1999, and is secured by real property in Flagstaff, Arizona.

      In 1993, Mr. Previti contributed two undeveloped parcels of real property in Bullhead City, Arizona zoned for multi-family use to the Company. In May 1995, the Company sold one of these parcels to an affiliated entity in which Mr. Previti owns a 100% interest, and took back a note receivable of $641,000 secured by the parcel. The affiliated entity developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to 204. The remaining parcel of undeveloped property is currently carried on the Company's books at an amount of $1.6 million. Mr. Previti and the Company now intend to sell both the operating property owned by the affiliated entity together with the undeveloped parcel owned by the Company. In conjunction with this anticipated sale Mr. Previti has executed a pledge of his shareholder interest in the net proceeds from the intended sale of the combined properties to ensure the Company will receive the current book value for its undeveloped property.

      The note receivable from Mr. Previti, of $589,000 which was secured by his interest in real property in Flagstaff, Arizona was paid off in November 1998.

       For further discussion regarding these and other transactions with affiliates See Note 6.

      The Company has one other promissory note from a related party which was received in lieu of capital and is not included above as it is presented net against partners' equity. The note from FHI in the amount of $300,000 represents FHI's initial investment in the Company. The note is due on demand or in the event of no demand on the earliest of (1) the end of the Company's taxable year in which FHI's interest in the Company is liquidated or (2) December 31, 2002, with interest at the Applicable Federal Rate (as defined in the note) payable on December 31 of each calendar year.


4.    Real Estate Inventory and Related Notes Payable
     Real estate inventory and related notes payable consist of the following:

Amounts in 000's
                                          October 31, 1999
                                   ---------------------------
                                   Real Estate   Notes Payable
                                   Inventory
                                   ---------------------------

Land Held for Development               $9,000           $0
Residential Projects in Process        100,720       40,932
Model Homes                              1,080            -
                                      --------      -------
 Total                                $110,800      $40,932
                                      ========      =======

                                          October 31, 1998
                                   ---------------------------
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
                                       =======     =======



     During the year ended October 31, 1999, the Company sold and subsequently leased back 71 model homes for a sales price of $13,729,000 and gross profit of $2,354,000. The sales met the criteria for full profit recognition under Statement of Financial Accounting Standards No. 98 "Accounting for Leases".

     On September 8, 1999, the Company sold all of its real property assets consisting of 774 lots and an option to acquire
245 lots held in connection with its current residential building communities in Maricopa County, Arizona for approximately $33.5 million in cash and recognized a profit of approximately
$1,900,000.  Of the $33.5 million sales price, approximately
$3.3 million of cash was held back in an escrow account to be disbursed when the Company brings certain lots to a finished condition.

     Notes payable secured by real estate inventory bear interest at rates ranging from the three month LIBOR rate (5.4% at October 31, 1999) plus 2.25% to prime rate (8.25% at October 31, 1999)
plus 1.0%. The interest rate on $15.7 million of the loans outstanding at October 31, 1999 which bear interest at the thirty day LIBOR rate plus 2.25% will increase to the prime rate plus
 .5% if the Company fails to maintain average deposits with the lender of $3 million. At October 31, 1999, the Company's cash balance with this LIBOR lender was in excess of $22.5 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within eighteen months. Notes payable collateralized by residential developments that are in process are generally repaid as units in the related communities are closed.

      At October 31, 1999 and 1998, undisbursed amounts under construction loans were approximately $54,519,000 and $38,369,000, respectively. Draws of undisbursed amounts under construction loans are subject to varying requirements of the
lenders including progress of construction.   Approximately
$10,638,000 and $23,780,000 of the notes payable outstanding as of October 31, 1999 and 1998, respectively, were guaranteed by Mr. Previti.

      The following summarizes the components of interest expense
(including that associated with related party and other notes payable):




(Amounts in 000's)


                                   For the Year Ended October 31
                                 -------------------------------
                                     1999        1998       1997
                                  ------------------------------
Interest Incurred and Capitalized    $10,193   $6,859     $7,076
Interest Incurred and Expensed             -      264          -
                                     -------   ------     ------
 Total Interest Incurred             $10,193   $7,123     $7,076
                                     =======   ======     ======
Capitalized Interest Amortized
 to Cost of Homes Sold                $8,214   $7,865     $8,379
Interest Paid                        $10,193   $7,529     $7,371


   The carrying amounts reported above for notes payable secured by real estate approximate their fair value based upon the indebtedness having short term maturities and variable interest rates.


5.   11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At October 31, 1999 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast Capital Corporation ("Capital"), with interest only payments due semi annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. The fair value of the Company's Senior Notes, held in the names of investors other than the Company, is approximately $19,552,000 based on the market price as of October 31, 1999.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of October 31, 1999, the Company met the interest coverage and debt-to-equity ratios, thereby permitting the Company to incur additional recourse debt above the $15 million limit. Notwithstanding the ability to incur recourse debt in excess of $15 million at October 31, 1999, the Company only had outstanding approximately $8.4 million of recourse debt. In addition, the Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios.

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

      As of January 31 and April 30, 1998, the Company was not in compliance with the minimum net worth requirement which resulted
in a Trigger Date on April 30, 1998.   The Company's  prior
acquisition and retirement of Senior Notes was sufficient to prevent the need to make a Net Worth Offer at April 30, 1998.

      Since July 31, 1998, the Company's net worth has been above the $25 million threshold, thereby bringing the Company is in compliance with the provisions of the Indenture.

      During the year ended October 31, 1998 the Company repurchased on a margin account, and in the open market, a portion of its Senior Notes having an aggregate outstanding face value of $9,375,000, which brought the total Senior Notes repurchased to $30,300,000, of which all but the $9,375,000 had been retired. As of October 31, 1999 approximately $4,106,000 was outstanding on the margin account and has been classified as Other Notes Payable on the balance sheet.


6.        Related Party Transactions

      The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in
which  Mr.  Previti  maintains at least a 50% ownership.   These
leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $401,000, $346,000 and $343,000 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. See Note 9 of Notes to Consolidated Financial Statements for aggregate operating lease commitments of the Company.

      Through January 15, 1998 mortgages for certain of the Company's customers were provided by Rancho Mortgage Corporation ("Rancho Mortgage"), a corporation in which Mr. Previti is the
sole  stockholder.   During the normal course of business, the
Company had entered into certain transactions with Rancho Mortgage for loan commitments under various governmental programs to facilitate its customers ability to obtain financing. Commitment fees paid to Rancho Mortgage were approximately $0, $502,000 and $758,000 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

     As of January 16, 1998 the Company ceased doing business with Rancho Mortgage and started a business relationship with Norwest, Inc. (a nationally recognized mortgage banker, "Norwest"). On August 1, 1998 the Company (through its limited partnership interest in Inland Counties Mortgage, LLC ["Inland Counties"], an affiliated entity of the Company) entered into a joint venture with Norwest under the name Forecast Home
Mortgage, LLC ("Forecast Mortgage"). This new entity provides the Company with the ability to influence the mortgage processing and funding of the loans its home buyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with previously unavailable income generated through the origination of those mortgage loans to its homebuyers. The Company expects that Forecast Mortgage will be able to capture a greater percentage of its homebuyers than had its prior mortgage provider due to the vastly larger mortgage products a company like Norwest is able to offer. During the years ended October 31, 1999 and 1998, the Company recognized $564,000 and $588,000 of income from this joint venture.

      The Company has entered into management services agreements with several affiliates, whereby the Company provides certain executive management, real estate development, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee. The Company charged $1,178,000, $1,781,000 and $142,000 in management fees to affiliates under these agreements for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. Included in the management fees earned in the fiscal year ended October 31, 1998 is a $1,100,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights, licensing and services associated with certain real property in Southern California. The Company has management fee receivables from affiliates of $500,000 as of October 31, 1999.

      Through the fiscal year ended October 31, 1999, the Company incurred $7.8 million in site development costs on real property in Northern California, on behalf of an affiliated entity in which Mr. Previti is a 100% owner. The Company has been reimbursed from the sale of Community Facilities District bonds totaling $7.1 million which leaves $655,000 remaining to be received from the City of Folsom.

     In the fiscal year ended October 31, 1999, the Company purchased 1,400 lots from entities owned or controlled by James
P. Previti totaling $21.1 million, which was equal to their book value. The lots were located in Folsom, Tracy, Corona, Fontana, Rocklin and Laguna, California. The Company anticipates purchasing another 884 lots located in Corona and Victorville, California at a book value of $9.1 million. As of October 31, 1999, deposits toward the purchase of the 884 lots totaled $325,000.

      In the fiscal year ended October 31, 1998, the Company purchased 311 lots from entities owned or controlled by James P. Previti totaling $7.9 million, which was equal to their book value. The lots were located in Folsom and Corona, California.

      The purchase of these 1,711 lots provided 339 closings in Fiscal year 1999 and no closings in fiscal year 1998.

      During the fiscal year ended October 31, 1998, the Company sold three non-residential real estate assets to an entity, 100% owne by Mr. Previti, at the Company's book value of $2.2 million. No profit or loss was recorded on these transactions.

     In May 1995, the Company sold, to an affiliate, a parcel of land located in Bullhead City, Arizona that was approved for the construction of 68 apartment units. The sales price of $641,000 represented 105% of the book value of the parcel as of the sale date, as was required by the Company's Indenture. As consideration for the sale, the Company accepted a note receivable of $641,000 from Previti Realty Fund, which remains outstanding as of October 31, 1999, and is secured by the
property.   See Note 3 of Notes to Consolidated Financial
Statements.

      In March 1996, the Company sold a 8.1 acre parcel of land located in Murietta, California, at its book value, to a corporation controlled by Mr. Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption by the buyer of $1,679,000 of indebtedness related to the parcel sold. No gain or loss was recognized on the sale. As of October 31, 1999, the principal balance of that note was $657,000. See Note 3 of Notes to Consolidated Financial Statements.

        For further discussion of these and other transactions with affiliates see Note 3 of Notes to Consolidated Financial
Statements.


7.   Extraordinary Item

      During the years ended October 31, 1999, 1998 and 1997, the Company repurchased a portion of its Senior Notes having an aggregate face value of $0, $9,375,000 and $5,400,000, respectively. The Senior Notes were purchased from Mr. Previti and in the open market and $20,925,000 of such Senior Notes have
been retired.   Net of allocable issuance costs, the resultant
income of $0, $34,000 and $1,634,000 is reported as an extraordinary gain in the Company's financial statements for the
years ended October 31, 1999 1998 and 1997, respectively.   FHI's
Board of Directors has authorized management to repurchase additional Senior Notes through affiliates, at their cost plus accrued interest, or on the open market when such transactions are deemed to be in the Company's best interests. As of October 31, 1999, affiliates of the Company did not control any additional Senior Notes.


8.   Profit Sharing and Pension Plans

       In fiscal 1995, the Company adopted a non-contributory 401(k) plan covering substantially all employees. In fiscal 1997, the Company adopted a qualified matching program relating to employees' contribution to the 401(k) plan. The program creates an obligation for the Company to contribute 25% of any employee's contribution to the 401(k) plan, up to the first 6% of each employee's contribution. Participating employees vest in the Company's matching over a five (5) year period, at 20% per year. After five years, the employee becomes fully vested in all Company matched funds. During 1999, 1998 and 1997, the Company paid $95,000, $30,000 and $6,000, respectively, to employees' accounts as a result of this program. Effective November 1, 1999, the Company has modified its contribution requirement to a level equal to 100% of each employee's first 3% of their contribution to their self-directed 401(k) plan account.


9.   Commitments and Contingencies

COMMITMENTS

      The Company leases office facilities under noncancelable
operating leases expiring in 2000 and 2004.   Aggregate rental
costs incurred under such leases were $401,000,   $496,000 and
$356,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Future minimum annual rental payments of $232,000, $237,000 and $140,000 for its Corporate Office are due during 2000, 2001 and 2002, respectively. Future minimum annual rental payments of $139,000, $141,000, $144,000, $146,000 and $99,000
for its Sacramento office are due during 2000, 2001, 2002, 2003 and 2004, respectively. Future minimum annual rental payments of $29,000 for its San Diego office are due during 2000.
See Note 6 of Notes to Consolidated Financial Statements for further discussion regarding leases with affiliates.


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

                     REPORT OF INDEPENDENT AUDITORS


Board of Directors
Forecast Capital Corporation


       We have audited the accompanying balance sheets of Forecast "Registered Tradename" Capital Corporation (the "Company") as of October 31, 1999 and 1998 and the related statements of operations and shareholders' deficit, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on thes financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecast Capital Corporation at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.



                        ERNST & YOUNG LLP


Newport Beach, California
December 10, 1999





         Forecast "Registered Tradename" Capital Corporation
                          Balance Sheets

                                              October 31
                                          ----------------
                                          1999        1998
                                          ----------------
Assets:
  Cash                                   $800         $100
                                        -----         ----
 Total Assets                            $800         $100
                                        =====         ====

Liabilities & Shareholders' Deficit:
  Accounts Payable                       $300         $300
Accounts Payable, Related Parties       6,400        4,400
                                        -----        -----
  Total Liabilities                     6,700        4,700
                                        -----        -----
Common Stock, $1.00 par value:
 Authorized 10,000 shares
  Issued and Outstanding 2,500 shares   2,500        2,500
 Accumulated Deficit                   (8,400)      (7,100)
                                        -----        -----
  Total Shareholders' Deficit          (5,900)      (4,600)
                                        -----        -----

  Total Liabilities &
   Shareholders' Deficit                 $800         $100
                                         ====         ====

[FN]                See notes to financial statements.

      Forecast "Registered Tradename" Capital Corporation
 Statements of Operations and Shareholders' Deficit


                                   For the Year Ended October 31
                                   -----------------------------
                                    1999         1998       1997
                                   -----------------------------
General & Admin. Expenses              $500      $200      $400
Income Tax Expense                      800       800       800
                                     ------    ------    ------
    Net Loss                        ($1,300)  ($1,000)  ($1,200)
                                     ======    ======    ======
Shareholders' Deficit
 at Beginning of Year               ($4,600)  ($3,600)  ($2,400)
Net Loss                             (1,300)   (1,000)   (1,200)
                                      -----     -----     -----
    Shareholders' Deficit
  at End of Year                    ($5,900)  ($4,600)  ($3,600)
                                     ======    ======    ======




[FN]              See notes to financial statements.

                  Forecast "Registered Tradename" Capital
                  Corporation Statements of Cash Flows


                                   For the year Ended October 31
                                   -----------------------------
                                      1999     1998     1997
                                   -----------------------------
Net Loss                            ($1,300) ($1,000) ($1,200)
Increase (Decrease) in Accounts
Payable and Accrued Expenses              -        -     (100)
Increase in Accounts Payable,
 Related Parties                      2,000    1,000    1,100
                                      -----    -----    -----
Increase (Decrease) in Cash
 and Cash Equivalents                   700        0     (200)
Cash and Cash Equivalents at
 Beginning of Year                      100      100      300
                                        ---      ---      ---
Cash and Cash Equivalents at
 End of Year                           $800     $100     $100
                                       ====     ====     ====


[FN]                 See notes to financial statements.

                  FORECAST "Registered Tradename" CAPITAL
                  CORPORATION NOTES TO FINANCIAL STATEMENTS
                        October 31, 1999


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

2.   Income Taxes

      The Company is a "C" Corporation for federal and state income tax reporting purposes, and accounts for income taxes in accordance with Financial Accounting Standards Board Statement
No. 109 "Accounting for Income Taxes."