Form 10-Q
period 2000-01-31
FORECAST GROUP LP
filed 2000-03-03
CIK 915350

FORM 10-Q


    SECURITIES AND EXCHANGE COMMISSION WASHINGTON,  D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended January 31, 2000

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

10670 Civic Center Drive, Rancho Cucamonga, California 91730
------------------------------------------------------ ----
(Address of principal executive offices)              (Zip Code)


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


            YES    X    NO___

There was no voting stock held by non-affiliates of the Registrant at March 3, 2000.
At March 3, 2000, Forecast Capital Corporation had 2,500 shares of Common stock outstanding.



             THE FORECAST GROUP "Registered Tradename", L.P.
                     CONSOLIDATED BALANCE SHEETS
                          (Amount's in 000's)


                              January 31, 2000  October 31, 1999
                                 (Unaudited)
                              ----------------  ---------------
Assets:
-------
 Cash and Cash Equivalents         $25,310         $22,594
 Accounts Receivable                 1,310           4,298
 Accounts and Notes Receivable,
  Related Parties                    8,847           6,905
 Real Estate Inventory             122,084         110,800
 Property and Equipment, Net           459             551
 Other Assets                        1,594           1,770
                                  --------        --------
  Total Assets                    $159,604        $146,918
                                  ========        ========

Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                  $16,904         $24,941
 Accrued Expenses                    3,866           4,007
 Other Liabilities                       -             514
 Notes Payable:
   Senior Notes at 11 3/8%
    Due December 2000               19,700          19,700
   Collateralized by Real Estate
    Inventory                       61,119          40,932
   Other Notes Payable               3,680           4,106
                                   -------         -------
 Total Notes Payable                84,499          64,738
                                   -------         -------
  Total Liabilities               $105,269         $94,200


Partners' Equity                    54,335          53,018
Less: Capital Note Receivable
 From Partner                            -            (300)
                                   -------         -------
  Net Partners' Equity              54,335          52,718
                                   -------         -------
 Total Liabilities &
  Partners' Equity                $159,604        $146,918
                                  ========        ========


[FN]        See notes to consolidated financial statements.




        THE FORECAST GROUP "Registered Tradename", L.P.
      CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
       FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                           (Unaudited)
                       (Amount's in 000's)


                                     For the Three Months Ended
                                             January 31,
                                     --------------------------
                                          2000       1999
                                     --------------------------
Homebuilding Revenues                     $61,041      $38,164
Cost of Homes Sold                         48,782       30,902
                                          -------      -------
 Gross Profit                              12,259        7,262
                                          -------      -------

Land Sales Revenues                             -        7,268
Cost of Land Sold                               -        7,714
                                          -------      -------
 Loss on Land Sales                             -         (446)
                                          -------      -------
Operating Expenses:
-------------------
 Selling & Marketing Expenses               3,834        3,047
 General & Administrative Expenses          4,174        3,137
 Other Operating Costs                      1,274           69
                                           ------       ------
  Total Operating Expenses                  9,282        6,253
                                           ------       ------

Operating Income                            2,977          563

Other Income (Expenses):
-----------------------
 Interest Income                              183           90
 Interest Expense                               -           (9)
 Other Income and Expenses                    182          686
                                           ------       ------
  Total Other Income (Expenses)               365          767
                                           ------       ------

Net Income                                 $3,342       $1,330
                                           ======       ======


Partners' Equity at
 Beginning of Period                      $53,018      $31,443
Capital Distributions                      (2,025)           -
Net Income this Period                      3,342        1,330
                                          -------      -------
 Subtotal                                  54,335       32,773
Less: Capital Notes Receivable
 From Partners                                  -         (300)
                                          -------      -------
Net Partners' Equity at
 End of Period                            $54,335      $32,473
                                          =======      =======


[FN]        See notes to consolidated financial statements.




               THE FORECAST GROUP "Registered Tradename", L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                               (Unaudited)
                            (Amount's in 000's)


                                      For the Three Months Ended
                                               January 31,
                                      --------------------------
                                           2000        1999
                                      --------------------------

Operating Activities:
---------------------
Net Income                                    $3,342     $1,330
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities
  Depreciation on Property and Equipment          75         86
  Loss on Sale of Property and Equipment           1          -
  Loss on Land Sale                                -        446
  Other Operating Costs                        1,274         69
  Equity Income of Unconsolidated
   Joint Venture                                 101         80
  Decrease in Accounts Receivable              2,988        580
  Increase in Real Estate Inventory          (12,558)   (35,522)
  Decrease (Increase) in Other Assets            (52)    (1,632)
  Increase in Accounts Payable and
   Accrued Expenses                           (8,178)    (2,962)
  (Decrease) Increase in Other Liabilities      (514)     1,881
                                             -------    -------
    Net Cash Used For Operating Activities   (13,521)   (35,644)
                                             -------    -------
Investing Activities:
---------------------
 Contribution to Joint Venture                     -         (7)
 Distribution from Joint Venture                 127        212
 Additions to Property and Equipment              16        (76)
                                               -----       ----
    Net Cash Provided by
     Investing Activities                        143        129
                                               -----       ----
Financing Activities:
---------------------
 Capital Distributions                        (2,025)         -
 Decrease in Capital Note Receivable
  from Partner                                   300          -
 (Increase) Decrease in Accounts and
  Notes Receivable, Related Parties           (1,942)     2,513
 Proceeds from Notes Payable,
  Collateralized by Real Estate               57,691     58,281
 Proceeds from Notes Payable, Other               80         85
 Principal Payments on Notes Payable,
  Collateralized by Real Estate              (37,504)   (28,475)
 Principal Payments on Notes Payable, Other     (506)      (534)
                                             -------    -------
    Net Cash Provided By
     Financing Activities                     16,094     31,870
                                             -------    -------
Increase (Decrease) in Cash
 and Cash Equivalents                          2,716     (3,645)
Cash and Cash Equivalents at
 Beginning of Period                          22,594     16,193
                                             -------    -------
Cash and Cash Equivalents at
 End of Period                               $25,310    $12,548
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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended
October 31, 1999 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the three months ended January 31, 2000, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1999 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:


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


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

     Real estate held for development and sale and related notes payable consist of the following:

(Amount's in 000's)
                                            January 31, 2000
                                     ---------------------------
                                     Real Estate
                                     Inventory     Notes Payable
                                     ---------------------------
Land Held for Development               $12,509           $-
Residential Projects in Process         106,522       61,119
Model Homes                               3,053            -
                                       --------      -------
 Total                                 $122,084      $61,119
                                       ========      =======


                                            October 31, 1999
                                     ---------------------------
                                     Real Estate
                                     Inventory     Notes Payable
                                     ---------------------------
Land Held for Development                $9,000           $-
Residential Projects in Process         100,720       40,932
Model Homes                               1,080            -
                                       --------      -------
 Total                                 $110,800      $40,932
                                       ========      =======


3.    Interest

     The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amount's in 000's)

                                       For the Three Months
                                               Ended
                                             January 31,
                                      -----------------------
                                           2000      1999
                                      -----------------------

Interest Incurred and Capitalized         $2,418      $2,191
Interest Incurred and Expensed                 -           9
                                          ------      ------
   Total Interest Incurred                $2,418      $2,200
                                          ======      ======

Capitalized Interest Amortized
 to Cost of Homes Sold                    $1,804      $1,146
Interest Paid                             $2,978      $2,754



4.  Transactions With Affiliates


      From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

      As of January 31, 2000 a management fee receivable of $590,000 is owed to the Company from an affiliated entity in which Mr. Previti owns a 50% interest for development related rights and services associated with certain real property in Southern California. Another $30,000 is due the Company for management fees from an affiliated entity in which Mr. Previti owns a 87.5% interest for development related rights and services associated with certain real property in Arizona.

       During the three months ended January 31, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast Homes Inc. to pay off its note payable to the Company.


5.  Receivables From Affiliates

     During the three months ended January 31, 2000,accounts and notes receivable from related parties increased $1.9 million.
The increase results primarily from two new loans made by the Company. The first is a $1,100,000 note receivable from an affiliated entity in which Mr. Previti is a 50% owner, which is due December
31, 2000 at 10% interest, secured by a deed of trust with assignments of rents. The second, is an unsecured note receivable from an affiliated entity in which Mr. Previti is a 100% owner for $500,000 due December 31, 2000 at 10% interest.


6.  11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At January 31, 2000 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semi annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank parsi passu in right of payment with all senior indebtedness of the Company.

      The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of January 31, 2000, the Company met both its debt-to-equity and debt coverage ratio tests thereby providing the Company with the flexibility to incur more than $15 million of recourse debt had it been necessary. The Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness.

      The Company is confident that through projected cashflow from operations and secured borrowings, sufficient funds will be available for paying off the Senior Notes on December 15, 2000. During the next couple of months, the Company will be refining the repayment sources and plans for the actual retirement of those notes.


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

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the three months ended
January 31, 2000 or 1999.

             FORECAST "Registered Tradename" CAPITAL CORPORATION
                              BALANCE SHEETS




                             January 31, 2000   October 31, 1999
                                (unaudited)
                             ----------------   ----------------
Assets:
-------
  Cash                                 $800             $800
                                       ----             ----
      Total Assets                     $800             $800
                                       ====             ====

Liabilities & Shareholders'
---------------------------
Deficit:
--------
  Accounts Payable                     $300             $300
  Accounts Payable, Related Parties   6,400            6,400
                                     ------           ------
      Total Liabilities              $6,700           $6,700
                                     ------           ------
Common Stock, $1.00 par value:
 Authorized 10,000 shares
  Issued and Outstanding
   2,500 shares                       2,500            2,500
 Accumulated Deficit                 (8,400)          (8,400)
                                     ------           ------
      Total Shareholders' Deficit    (5,900)          (5,900)
                                     ------           ------
      Total Liabilities &
       Shareholders' Deficit           $800             $800
                                     ======           ======



[FN]              See notes to financial statements.




          FORECAST "Registered Tradename" CAPITAL CORPORATION
          STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
          FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                               (Unaudited)



                                            Three Months Ended
                                                January 31,
                                          --------------------
                                             2000       1999
                                          --------------------
General & Administrative Expenses             $0             $0
Income Tax Expense                             -              -
                                            ----           ----
    Net Loss                                  $0             $0
                                            ====           ====
Shareholders' Deficit at
 Beginning of Period                     ($5,900)       ($4,600)
  Net Loss                                    $0             $0
                                          ------         ------
 Shareholders' Deficit at
  End of Period                          ($5,900)       ($4,600)
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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10K for the year ended
October 31, 1999 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.


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




                                      Percent of Housing Sales
                                     For the Three Months Ended
                                            January 31,
                                     ---------------------------
                                          2000        1999
                                     ---------------------------

Amounts as a Percentage of Revenues:
------------------------------------
Homebuilding Revenues                      100.0%     100.0%
Cost of Homes Sold                          79.9%      81.0%
                                           -----     ------
   Gross Profit                             20.1%      19.0%
                                           -----     ------
Operating Expenses:
 Selling & Marketing Expenses                6.3%       8.0%
 General & Administrative Expenses           6.8%       8.2%
 Other Opearting Costs                       2.1%       0.2%
                                            ----       ----
   Total Operating Expenses                 15.2%      16.4%
                                            ----       ----
Operating Income                             4.9%       2.6%
                                            ====       ====

Number of Homes Closed                       307        235
Number of Homes Sold                         330        347
Number of Homes in Sales Backlog             269        345
Aggregate Value of Sales Backlog           $52.0      $58.2
($ in millions)



Results of Operations

For the Three Months ended January 31, 2000 and January 31, 1999

     Housing revenues for the three months ended January 31, 2000 were a record $61.0 million, representing an increase of $22.9 million or 59.9% from the three months ended January 31, 1999.
The revenues for the three months ending January 31, 2000 represent 307 closings, an increase of 72 closings or 30.6% over the three months ending January 31, 1999. The increase reflects the continued strengthening California housing market which resulted in an increased absorption rates and overall sales in the Company's California submarkets. Prior year number of homes sold are higher than the current year number due to the inclusion of 57 sales from our Arizona Division, which was sold to a national homebuilder in the fourth quarter of the Company's 1999 fiscal year. The average sales price of the homes closed during the three months ended January 31, 2000 was $198,831 as compared to $162,400 for the same period a year ago, representing an increase of 22.4%.
The increase in average sales price is due primarily to a greater number of closings in communities with higher sales prices as compared to the prior comparable period.

     Gross profit from housing sales was $12.3 million for the three months ended January 31, 2000, an increase of $5.0 million or 68.5% from the three months ended January 31, 1999. Gross profit per home increased to $39,932 from $30,902 representing a 29.2% increase over the comparable period in 1999. Gross profit margin for the three months ended January 31, 2000 was 20.1% as compared to 19.0% a year ago. The increase in gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern California Division.

     During the three months ended January 31, 1999, the Company sold four parcels of land, which resulted in a net loss of $466,000. No land was sold in the comparable three month period of 2000.

     For the three months ended January 31, 2000, the Company's interest incurred increased 9.9% as compared to the three months ended January 31, 1999. This increase is a result of increased construction volume based upon new land acquisitions made in order to sustain the record level of closings. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.9%, for the three months ended January 31, 2000, from 3.0% for the same period a year ago. This decrease is directly attributable to the Company's record level of closings, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs.

    Selling and marketing expenses increased by $787,000 or 25.8% during the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased 21.3% to 6.3% from 8.0% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and higher average sales prices.

    General and administrative expenses increased $1.1 million during the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. The $1.1 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities. However, general and administrative expenses, as a percentage of revenue decreased 17.1% to 6.8% for the three months ended January 31, 2000 from 8.2% as compared to the comparable period a year ago.

    Other operating costs increased $1.2 million during the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. The increase is due to the expensing of carrying costs of one community in Fontana now being held for future development.

     Net income was $3.3 million during the three months ended January 31, 2000, as compared to a net income of $1.3 million for the three months ended January 31, 1999. This was representative of increased closings and the overall improvement of market conditions in those areas in which the Company operates.

     During the three months ended January 31, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast Homes Inc. to pay off its note payable to the Company.


Liquidity and Capital Resources

      The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy periods of time in advance of revenue realization. The Company generally finances its operations with cash flow from operations, secured borrowings from commercial banks, financial institutions and private investors and with unsecured borrowings in the capital markets.

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

       At January 31, 2000, the Company had commitments for $114.9 million under several revolving credit facilities with commercial banks and financial institutions, of which $56.5 million was outstanding. In addition, at January 31, 2000, the Company had community specific facilities capable of providing aggregate fundings of $5.3 million, of which $3.3 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $3.3 million, of which $1.3 was outstanding as of January 31, 2000. On January 31, 2000, the aggregate outstanding principal balance under all of the Company's credit facilities was $61.1 million and the recourse to the Company from those borrowings was 21.6% of the total outstanding sums, or $13.2 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and use its own cash to fund that portion of the total project costs and acquisition costs its Lenders require be supplied (in form of equity) in order to obtain construction or land acquisition financing. At times, in the past, the Company has failed to meet the debt-to equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur certain levels of recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of January 31, 2000, the Company met both its debt-to-equity and debt coverage ratio tests, thereby providing the Company with the flexibility to incur more than $15 million of recourse debt, had it been necessary. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

      In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of January 31, 2000, the Company had repurchased and retired a total of $21,400,000 of the Senior Notes, with the remaining $28,600,000 having not been retired, (including $8,900,000 which were repurchased and are being held on margin in the Company's name at approximately 40% of their face value). The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year.

      The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of January 31, 2000 the Company was in compliance with the net worth provisions of the Indenture.

      There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and no-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not have significant expenses during 1999 in connection with remediating its systems.
The Company is not aware of any material problems resulting for Year 2000 issues, either with its products, its internal systems, or the products and service of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
(a)  None

Item 2.  Changes in Securities
         ----------------------
(a)  None

Item 3.  Defaults upon Senior Securities
         -------------------------------
(a)  None

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


March 3, 2000       By:  /s/ James P. Previti
-------------       --------------------------
    Date                     James P. Previti
                             President

                     By: /s/ Richard B. Munkvold
                     ----------------------------
                             Richard B. Munkvold
                             Senior Vice President-
                             Financial Operations
                             Principal Accounting Officer


        By: FORECAST "Registered Tradename" CAPITAL CORPORATION


March 3, 2000        By: /s/ James P. Previti
-------------        ------------------------
    Date                     James  P. Previti
                             President

                     By: /s/ Richard B. Munkvold
                     ---------------------------
                             Richard B. Munkvold
                             Senior Vice President -
                             Financial Operations
                             Principal Accounting Officer