Form 10-Q
period 2000-04-30
FORECAST GROUP LP
filed 2000-06-02
CIK 915350

FORM 10-Q

    SECURITIES AND EXCHANGE CIMMISSION WASHINGTON, D.C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

    For the period ended April 30, 2000

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
       FORECAST "Registered Tradename" CAPITAL CORPORATION
       ---------------------------------------------------

     (Exact Name of Registrant as specified in its charter)

California                 33-0582072
----------                 ----------
California                 33-0582077
----------                 ----------
(State of Organization)   (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California    91730
------------------------------------------------------  ---------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (909) 987-7788

    Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class   Name of Each Exchange on Which Registered
-------------------   ----------------------------------------

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

             YES   X    NO___

There was no voting stock held by non-affiliates of the Registrant at June 2, 2000.
At June 2, 2000, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.



            THE FORECAST GROUP "Registered Tradename",  L.P.
                      CONSOLIDATED BALANCE SHEETS
                         (Amount's in 000's)

                              April 30, 2000   October 31, 1999
                               (Unaudited)
                              --------------   ---------------
Assets:
-------
 Cash and Cash Equivalents        $21,238           $22,594
 Accounts Receivable                  996             4,298
 Accounts and Notes Receivable,
  Related Parties                  13,580             6,905
 Real Estate Inventory            132,672           110,800
 Property and Equipment, Net          436               551
 Other Assets                       1,434             1,770
                                 --------           -------
   Total Assets                  $170,356          $146,918
                                 ========          ========

Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                 $16,970           $25,455
 Accrued Expenses                   5,252             4,007
 Notes Payable:
   Senior Notes at 11 3/8% due
    December 2000                  19,700            19,700
   Collateralized by Real Estate
    Inventory                      64,972            40,932
   Other Notes Payable              3,755             4,106
                                 --------           -------
 Total Notes Payable               88,427            64,738
                                 --------           -------
 Total Liabilities               $110,649           $94,200

Partners' Equity                   59,707            53,018
Less: Capital Note Receivable
 From Partner                           -              (300)
                                  -------           -------
   Net Partners' Equity            59,707            52,718
                                  -------           -------
   Total Liabilities &
    Partners' Equity             $170,356          $146,918
                                 ========          ========


[FN]        See notes to consolidated financial statements.



          THE FORECAST GROUP "Registered Tradename", L.P.
     CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY FOR
   THE SIX AND THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                           (Unaudited)
                       (Amount's in 000's)


                              Six Months        Three Months
                                Ended              Ended
                              April 30,           April 30,
                           ---------------    ----------------
                          2000      1999      2000       1999
                          ---------------    -----------------

Homebuilding Revenues     $130,086  $103,966   $69,045  $65,802
Cost of Homes Sold         103,692    85,225    54,910   54,323
                          --------  --------   -------  -------
   Gross Profit             26,394    18,741    14,135   11,479
                          --------  --------   -------  -------

Land Sale Revenues               -     7,343         -       75
Cost of Land Sold                -     7,781         -       67
                          --------  --------   -------  -------
   Income/(Loss) on
    Land Sales                   -      (438)        -        8
                          --------  --------   -------  -------

Operating Expenses:
-------------------
 Selling & Marketing Exp.   7,999      7,307     4,165    4,260
 General & Admin. Exp.      9,259      6,677     5,085    3,540
 Other Operating Costs      1,342        146        68       77
                            -----     ------     -----    -----
   Total Operating Exp.    18,600     14,130     9,318    7,877
                           ------     ------     -----    -----
Operating Income            7,794      4,173     4,817    3,610

Other Income (Expenses):
------------------------
 Interest Income              482        341       299      251
 Interest Expense               -         (9)        -        -
 Other Income and Exp, net    438      1,042       256      356
                            -----      -----      ----      ---
   Total Other Income
   (Expenses)                 920      1,374       555      607
                           ------     ------    ------   ------
   Net Income              $8,714     $5,547    $5,372   $4,217
                           ======     ======    ======   ======

Partners' Equity at
 Beginning of Period      $53,018    $31,443   $54,335  $32,773
 Capital Distribution      (2,025)         -         -        -
Net Income this Period      8,714      5,547     5,372    4,217
                          -------    -------   -------  -------
                           59,707     36,990    59,707   36,990
Less: Capital Note Rec.
 From Partner                   -       (300)        -     (300)
                          -------    -------    ------  -------
 Net Partners' Equity
 At End of Period         $59,707    $36,690   $59,707  $36,690
                          =======    =======   =======  =======

[FN]       See notes to consolidated financial statements.




          THE FORECAST GROUP "Registered Tradename", L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                            (Unaudited)
                        (Amount's in 000's)

                                        For the Six Months Ended
                                               April 30,
                                        -----------------------
                                            2000        1999
                                        -----------------------
Operating Activities:
---------------------
Net Income                                    $8,714     $5,547
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities
  Depreciation on Property and Equipment         142        190
  Loss on Sale of Property and Equip.              1          -
  Loss on Land Sale                                -        438
  Other Operating Costs                        1,342        146
  Equity Income of Unconsolidated
   Joint Venture                                 202        203
  Decrease/(Increase) in Accounts Rec.         3,302       (486)
  Increase in Real Estate Inventory          (23,214)   (45,194)
  Decrease/(Increase) in Other Assets             12     (1,643)
  Decrease/(Increase) in Accounts
   Payable and Accrued Expenses               (7,240)     8,849
                                             -------    -------
        Net Cash Used For
         Operating Activities                (16,739)   (31,950)
                                             -------    -------
Investing Activities:
---------------------
Contribution to Joint Venture                     (5)        (7)
Distribution from Joint Venture                  127        464
Additions to Property and Equipment              (28)      (207)
                                                ----        ---
        Net Cash Provided by
         Investing Activities                     94        250
                                                ----        ---
Financing Activities:
---------------------
 Capital Distributions                        (2,025)         -
 Decrease in Capital Note Receivable
  from Partner                                   300          -
 (Increase)/Decrease in Accounts and
   Notes Receivable, Related Parties          (6,675)     2,408
 Proceeds from Notes Payable,
  Collateralized by Real Estate              103,504    103,306
 Proceeds from Notes Payable, Other              156        166
 Principal Payments on Notes Payable,
  Collateralized by Real Estate              (79,465)   (72,267)
 Principal Payments on Notes Payable, Other     (506)      (533)
                                              ------     ------
         Net Cash Provided By
          Financing Activities                15,289     33,080
                                              ------     ------
Increase(Decrease)in Cash
 and Cash Equivalents                         (1,356)     1,380
Cash and Cash Equivalents at
 Beginning of Period                          22,594     16,193
                                              ------     ------
Cash and Cash Equivalents at
 End of Period                               $21,238    $17,573
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

     The results of operations for the six months ended April 30, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the six months ended April 30, 2000, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1999 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

Real estate held for development and sale and related notes payable consist of the following:


(Amount's in 000's)


                                        April 30, 2000
                                 ---------------------------
                                 Real Estate
                                 Inventory     Notes Payable
                                 ---------------------------
Land Held for Development          $10,354        $     -
Residential Projects in Process    118,083         64,972
Model Homes                          4,235              -
                                  --------        -------
  Total                           $132,672        $64,972
                                  ========        =======


                                        October 31, 1999
                                ----------------------------
                                Real Estate
                                Inventory      Notes Payable
                                ----------------------------
Land Held for Development          $9,000         $     -
Residential Projects in Process   100,720          40,932
Model Homes                         1,080               -
                                 --------          ------
   Total                         $110,800         $40,932
                                 ========         =======





3.    Interest

  The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amount's in 000's)



                                 For the             For the
                                Six Months         Three Months
                                  Ended               Ended
                                 April 30,          April 30,
                               --------------       ------------
                               2000     1999       2000    1999
                               --------------       ------------

Interest incurred and
 Capitalized                   $5,250  $4,731      $2,832 $2,540
Interest incurred and
 expensed                           -       9           -      -
                               ------   -----      ------  -----
  Total Interest Incurred      $5,250  $4,740      $2,832 $2,540
                               ======  ======      ======  =====
Capitalized interest
 amortized to cost of
  homes sold                   $3,556  $2,935      $1,752 $1,789
 Interest paid                 $5,250  $4,752      $2,272 $1,999




4.   Transactions With Affiliates

      From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

     As of April 30, 2000 a management fee receivable of $530,000 was owed to the Company, from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California. Another management fee receivable of $14,000 is due the Company, from an affiliated entity in which Mr. Previti owns an 87.5% interest, for development related rights and services associated with certain real property in Arizona.

     During the six months ended April 30, 2000, distributions to partners totaled $2.0 million, of which $300,000 was paid to Forecast Homes Inc. Forecast Homes, Inc. then paid off its capital note payable to the Company.


5.  Receivables From Affiliates

      During the six months ended April 30, 2000, accounts and notes receivable from related parties increased $6.7 million. The increase primarily results from the Company making five new loans to related parties. The first is a $1,100,000 note receivable from an affiliated entity in which Mr. Previti is a 50% owner. This note is due December 31, 2000, bears interest at 10% interest and is secured by a deed of trust with assignments of rents. The second and third loans are each represented by a $400,000 note receivable from the same affiliated entity as the first note. Both of these notes are due December 31, 2000, bear interest at 10% and are secured by deeds of trust. All three of these notes are secured by real property located in Vacaville, California. The fourth loan is a $3,700,000 note receivable from another affiliated entity in which Mr. Previti is a 50% owner. This note is due December 31, 2000, bears interest at 10% and is secured by a deed of trust against real property located in Rancho Cucamonga. The fifth loan is a $500,000 unsecured, note receivable from an affiliated entity in which Mr. Previti is a 100% owner. This note is due December 31, 2000 and bears interest at 10%.


6.  11 3/8% Senior Notes Due December 2000

      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At April 30, 2000, there remain Senior Notes, with a face value of $19,700,000, that are held in the names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank parsi passu in right of payment with all senior indebtedness of the Company.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt, in addition to the original $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of April 30, 2000, the Company met both its debt-to-equity and debt coverage ratio tests. The Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness.

      The Company believes that through cashflow from operations and secured borrowings, sufficient funds will be available for paying off the Senior Notes on December 15, 2000. During the next few months, the Company will determine the repayment sources and plans for the actual retirement of those notes.


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

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the six months ended April
30, 2000 or 1999.


        FORECAST "Registered Tradename" CAPITAL CORPORATION
                         BALANCE SHEETS


                                  April 30,        October 31,
                                    2000               1999
                                 (unaudited)
                                  ---------           -------
Assets:
-------
  Cash                                 $500            $800
                                       ----            ----
      Total Assets                     $500            $800
                                       ====            ====

Liabilities & Shareholders'
--------------------------
 Deficit:
--------------------------
  Accounts Payable                     $300            $300
  Accounts Payable, Related Parties   7,200           6,400
                                     ------          ------
      Total Liabilities              $7,500          $6,700
                                     ------          ------
Common Stock, $1.00 par value:
 Authorized 10,000 shares
  Issued and Outstanding
   2,500 shares                       2,500           2,500
 Accumulated Deficit                 (9,500)         (8,400)
                                     ------         -------
       Total Shareholders'
        Deficit                      (7,000)         (5,900)
                                     ------         -------
      Total Liabilities &
       Shareholders' Deficit           $500            $800
                                     ======          ======


[FN]               See notes to financial statements.



       FORECAST "Registered Tradename" CAPITAL CORPORATION
       STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
   FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                           (Unaudited)



                                  Six Months      Three Months
                                    Ended            Ended
                                   April 30,          April 30,
                                --------------    ----------------
                                2000     1999     2000      1999
                               --------------     ----------------
General & Admin Exp.             $300      $500      $300      $500
Income Tax Expense                800       800       800       800
                                -----    ------    ------    ------
   Net Loss                   ($1,100)  ($1,300)  ($1,100)  ($1,300)
                               ======    ======    ======    ======
Shareholders' Equity at
 Beginning of Period          ($5,900)  ($4,600)  ($5,900)   (4,600)
Net Loss this Period           (1,100)   (1,300)   (1,100)   (1,300)
                               ------     -----     -----     -----
   Shareholders' Equity
    at End of Period          ($7,000)  ($5,900)  ($7,000)  ($5,900)
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

     The results of operations for the six months ended April 30, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.


2.  Income Taxes
      The Company is a "C" Corporation for federal and state income tax reporting purposes and accounts for income taxes in accordance with Financial Accounting Standards Board Statement
No. 109 "Accounting for Income Taxes".


            THE FORECAST GROUP "Registered Tradename", L.P.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Part I.      Item 2.

Results of Operations
---------------------

      The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data. This table excludes land sales revenue and cost of land sold.


                            Percent of           Percent of
                           Housing Sales         Housing Sales
                              For the                For the
                         Six Months Ended       Six Months Ended
                             April 30,              April 30,
                          ---------------      -----------------
                          2000      1999           2000     1999
                          ---------------      -----------------
Homebuilding Revenues      100.0%   100.0%       100.0%   100.0%
Cost of Homes Sold          79.7%    82.0%        79.5%    82.6%
                         -------     ----        -----    -----
  Gross Profit              20.3%    18.0%        20.5%    17.4%

Operating Expenses:
-------------------
 Selling & Marketing Exp.    6.1%     7.0%         6.0%     6.5%
 General & Admin Exp.        7.1%     6.4%         7.4%     5.4%
 Other Operating Costs       1.0%     0.1%         0.1%     0.1%
                          ------     ----         ----     ----
  Total Operating Exp.      14.2%    13.5%        13.5%    12.0%

Operating Income             6.1%     4.5%         7.0%     5.4%
                            =====    =====        =====     ====


Number of homes closed       664      611          357      376
Number of homes sold         800      882          470      535
Number of homes in
 backlog                                           382      504

Aggregate value of
  backlog (in millions)                          $76.4    $89.9
                                                 =====    =====




Results of Operations

For the Six Months ended April 30, 2000 and April 30, 1999

     Housing revenues of $130.1 million, set a Company record for the period ending April 30, 2000, representing an increase of $26.1 million or 25.1% from the six months ended April 30, 1999.
The revenues for the six months ending April 30, 2000 represent 664 closings, an increase of 53 closings or 8.7% over the six months ending April 30, 1999. The increase reflects the continued strengthening of the California housing market which resulted in an increased absorption rates and overall sales in the Company's California submarkets. Sales for the six months were 800 versus 882 a year ago. Prior year number of homes sold are higher than the current year number due to the inclusion of 161 sales from our Arizona Division, which sold the majority of its remaining lots in the Phoenix marketplace, to a national homebuilder, in the fourth quarter of the Company's 1999 fiscal year. Excluding the 161 Arizona sales, the Company increased sales 10.9% as compared to a year ago. The average sales price of the homes closed during the six months ended April 30, 2000 was $195,913 as compared to $170,157 for the same period a year ago, representing an increase of 15.1%. The increase in average sales price is due primarily to the continued strengthening of the California housing market, and a greater number of closings in communities with higher sales prices as compared to the prior comparable period.

    Gross profit from housing sales was $26.4 million for the six months ended April 30, 2000, representing an increase of $7.7 million, or 40.8%, from the six months ended April 30, 1999. During the same six month period, gross profit per home increased to $39,750, from $30,673, representing a 29.6% increase over the comparable period in 1999. Gross profit margin for the six months ended April 30, 2000 rose to 20.3% versus 18.0% for the same period one year earlier. The increase in gross profit per home was primarily attributable to the continued strengthening of the California market, while the increase in gross profit and gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern California Division.

    During the six months ended April 30, 1999, the Company sold five parcels of land, which resulted in a net loss of $438,000.
No land was sold in the comparable six month period of 2000.

    For the six months ended April 30, 2000, the Company's interest incurred increased 10.7% as compared to the six months ended April 30, 1999. This increase is a result of increased construction volume based upon new land acquisitions. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.7%, for the six months ended April 30, 2000, from 2.8% for the same period a year ago. This decrease is directly attributable to the Company's record level of closings experienced in the first six months of fiscal year 2000, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs. The lower interest costs, as a percentage of revenue, may not be sustainable due to the expectation of the continued increase of the prime rate.

    Selling and marketing expenses increased by $692,000 or 9.5% during the six months ended April 30, 2000, as compared to the six months ended April 30, 1999. This increase is directly attributable to the higher volume of closings during the period. Selling and marketing, as a percentage of revenue, decreased to 6.1% from 7.0% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and higher average sales prices.

    General and administrative expenses increased $2.6 million during the six months ended April 30, 2000 as compared to the six months ended April 30, 1999. The $2.6 million increase is attributable to an increase in the number of employees of the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities, and an increase in the bonuses paid to the Company's employees due to the record profits realized in the six months ended April 30, 2000. General and administrative expenses, as a percentage of revenue increased to 7.1% for the six months ended April 30, 2000 from 6.4%, as compared to the comparable period a year ago.

    Other operating costs increased $1.2 million during the six months ended April 30, 2000 as compared to the six months ended April 30, 1999, due to the expensing of carrying costs of one community in Fontana that had been held for future development.

    Net income was $8.7 million during the six months ended April 30, 2000, as compared to a net income of $5.5 million for the six months ended April 30, 1999. Net income, as a percentage of revenue, increased 26.4%, to 6.7% as compared to 5.3% a year ago. This increase was primarily attributable to increased closings and the overall continuing improvement of market conditions in those areas in which the Company operates.

     During the six months ended April 30, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast
Homes Inc., which it used to pay off its capital note payable to the Company.


Results of Operations

For the Three Months ended April 30, 2000 and April 30, 1999

     For the second consecutive fiscal quarter, housing revenues set a record, which for the three months ended April 30, 2000 was $69.0 million, or an increase of $3.2 million or 4.9% from the three months ended April 30, 1999. The revenues for the three months ending April 30, 2000, represent 357 closings, which was a decrease of 19 closings, or 5.1%, over the three months ending April 30, 1999. Excluding the 33 closings the Company realized in Arizona for the three months ended April 30, 1999, the Company realized a 4.1% increase in the number of closings for the three months ended April 30, 2000. The increase reflects the continued strengthening California housing market which resulted in increased absorption rates and overall sales in the Company's California submarkets. Sales for the current quarter were 470 compared to 535 a year ago. Prior year number of homes sold are higher than the current year number due to the inclusion of 104 sales in the Arizona Division, which sold the majority of its remaining lots in the Phoenix marketplace, to a national homebuilder, in the fourth quarter of the Company's 1999 fiscal year. Excluding the sales in Arizona, the Company realized a 9.0% increase in sales for the three months ended April 30, 2000. The average sales price of the homes closed, during the three months ended April 30, 2000, was $193,403, as compared to $175,005 for the same period a year ago, representing an increase of 10.5%. The sustained average sales price was possible due to the continued number of closings in communities with higher sales prices in both three month periods.

     Gross profit from housing sales was $14.1 million for the three months ended April 30, 2000, representing an increase of $2.7 million, or 23.1%, from the three months ended April 30, 1999. During the same three month period, gross profit per home increased to $39,594, from $30,529, representing a 30.0% increase over the comparable period in 1999. Gross profit margin for the three months ended April 30, 2000 rose to 20.5% versus 17.4% for the same period one year earlier. The increase in gross profit per home was primarily attributable to the continued strengthening of the California market, while the increase in gross profit and gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern California Division.

     During the three months ended April 30, 1999, the Company sold a parcel of land, which resulted in a gain of $8,000.
No land was sold in the comparable three month period of 2000.

     For the three months ended April 30, 2000, the Company's interest incurred increased 11.5% as compared to the three months ended April 30, 1999. This increase is a result of increased construction volume based upon new land acquisitions. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.5%, for the three months ended April 30, 2000, from 2.7% for the same period a year ago. This decrease is directly attributable to the Company's higher level of closings experienced in the second quarter of fiscal year 2000, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs. The lower interest costs, as a percentage of revenues, may not be sustainable due to the expectation of the continued increase of the prime rate.

     Selling and marketing expenses decreased by $95,000 or 2.2% during the three months ended April 30, 2000, as compared to the three months ended April 30, 1999. This decrease is directly attributable to the higher volume of closings during the period and the reduction in sales incentives needed to achieve desirable
absorption rates.   Selling and marketing, as a percentage of
revenue, decreased to 6.0% from 6.5% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and higher average sales prices.

     General and administrative expenses increased $1.5 million during the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. The $1.5 million increase is attributable to an increase in the number of employees of the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities, and an increase in the bonuses paid to the Company's employees due to the record profits realized in the three months ended April 30, 2000. General and administrative expenses, as a percentage of revenue, increased to 7.4% for the three months ended April 30, 2000 from 5.4%, as compared to the comparable period a year ago.

     Other operating costs decreased $9,000 during the three months ended April 30, 2000, as compared to the three months ended April 30, 1999.

     Net income was $5.4 million during the three months ended April 30, 2000, as compared to a net income of $4.2 million for
the three months ended April 30, 1999.   Net income, as a
percentage of revenue, increased 21.9%, to 7.8%, as compared to 6.4% a year ago. This increase was primarily attributable to increased closings and the continuing overall improvement of market conditions in those areas in which the Company operates.

     During the three months ended April 30, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast Homes Inc., which it used to pay off its capital note payable to the Company.


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

      At April 30, 2000, the Company had commitments for $107.6 million under several revolving credit facilities with commercial banks and financial institutions, of which $58.5 million was outstanding. In addition, at April 30, 2000, the Company had community specific facilities capable of providing aggregate fundings of $7.8 million, of which $4.9 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time-to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $3.6 million, of which $1.6 was outstanding as of April 30, 2000. On April 30, 2000, the aggregate outstanding principal balance under all of the Company's credit facilities was $65.0 million and the recourse to the Company from those borrowings was 20.4% of the total outstanding sums, or $13.2 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and use its own cash to fund that portion of the total project costs and acquisition costs its Lenders require be supplied (in form of equity) in order to obtain construction or land acquisition financing. At times, in the past, the Company has failed to meet the debt-to equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur certain levels of recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of April 30, 2000, the Company met both its debt-to-equity and debt coverage ratio tests, thereby providing the Company with the flexibility to incur more than $15 million of recourse debt, had it been necessary. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

      In February 1994, the Company issued $50 million in Senior
Notes through a public debt offering. As of April 30, 2000, the Company had repurchased and retired a total of $23,400,000 of the Senior Notes, with the remaining $26,600,000 having not been retired, (including $6,900,000 which were repurchased and are being held on margin in the Company's name). The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year. The Company believes that through cashflow from operations and secured borrowings, sufficient funds will be available for paying off the Senior Notes on December 15, 2000. During the next few months, the Company will determine the repayment sources and plans for the actual retirement of those notes.

      The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of April 30, 2000 the Company was in compliance with the net worth provisions of the Indenture.

      There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company has not experienced any significant disruption in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In addition, the Company did not have significant expenses during 1999 in connection with remediating its systems, and the Company is not aware of any material problems resulting from Year 2000 issues, whether with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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


June 2, 2000             By:   /s/ James P. Previti
------------             --------------------------
   Date                            James P. Previti
                                   President


                         By:  /s/ Richard B. Munkvold
                         ----------------------------
                                  Richard B. Munkvold
                                  Senior Vice President -
                                  Financial Operations
                                  Principal Accounting Officer


         By: FORECAST "Registered Tradename" CAPITAL CORPORATION


June 2, 2000             By:  /s/ James P. Previti
--------------           ---------------------------
    Date                          James P. Previti
                                  President

                         By:  /s/ Richard B. Munkvold
                         ----------------------------
                                  Richard B. Munkvold
                                  Senior Vice President -
                                  Financial Operations
                                  Principal Accounting Officer