Form 10-Q
period 2000-07-31
FORECAST GROUP LP
filed 2000-09-01
CIK 915350

FORM 10-Q

    SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the period ended July 31, 2000

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

                              None



Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           YES    X    NO___

There was no voting stock held by non-affiliates of the Registrant at September 1, 2000.

At September 1, 2000, Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.


        THE FORECAST GROUP "Registered Tradename", L.P.
                     CONSOLIDATED BALANCE SHEETS
                       (Amount's in 000's)



                                July 31, 2000   October 31, 1999
                                 (Unaudited)
                                -------------   ----------------
Assets:
-------
 Cash and Cash Equivalents          $24,284           $22,594
 Accounts Receivable                    782             4,298
 Accounts and Notes Receivable,
  Related Parties                     8,812             6,905
 Real Estate Inventory              146,525           110,800
 Property and Equipment, Net            498               551
 Other Assets                         1,073             1,770
                                   --------          --------
   Total Assets                    $181,974          $146,918
                                   ========          ========

Liabilities & Partners' Equity:
------------------------------
 Accounts Payable                   $22,544           $25,455
 Accrued Expenses                     5,586             4,007
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                     19,700            19,700
  Collateralized by Real Estate
   Inventory                         62,957            40,932
  Other Notes Payable                 3,445             4,106
                                     ------            ------
 Total Notes Payable                 86,102            64,738
                                   --------           -------
   Total Liabilities               $114,232           $94,200

 Partners' Equity                    67,742            53,018
 Less: Capital Note Receivable
  From Partner                            -              (300)
                                   --------          --------
   Net Partners' Equity              67,742            52,718
                                   --------          --------
   Total Liabilities &
    Partners' Equity               $181,974          $146,918
                                   ========          ========


[FN]        See notes to consolidated financial statements.



         THE FORECAST GROUP "Registered Tradename", L.P.
    CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
   FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2000 AND 1999
                           (Unaudited)
                       (Amount's in 000's)


                            Nine Months         Three Months
                                Ended                Ended
                               July 31,             July 31,
                          ---------------      ----------------
                           2000     1999         2000     1999
                          ---------------      ----------------
Homebuilding Revenues      $213,288  185,192   $83,202  $81,226
Cost of Homes Sold          169,719  151,797    66,027   66,572
                           --------  -------   -------  -------
   Gross Profit              43,569   33,395    17,175   14,654

Land Sale Revenues                -    8,776         -    1,433
Cost of Land Sold                 -    9,361         -    1,580
                             ------   ------    ------   ------
 Loss on Land Sales               -     (585)        -     (147)
                             ------   ------    ------   ------
Operating Expenses:
-------------------
 Selling & Marketing Exp.    11,884   11,976     3,885    4,669
 General & Admin. Exp.       14,895   11,104     5,636    4,427
 Other Operating Costs        1,343      196         1       50
                             ------   ------     -----    -----
  Total Operating Exp.       28,122   23,276     9,522    9,146
                             ------   ------     -----    -----
 Operating Income            15,447    9,534     7,653    5,361

Other Income (Expenses):
------------------------
 Interest Income                757      643       275      302
 Interest Expense                 -       (9)        -        -
 Other Income and Exp., net     555    1,052       117       10
                            -------  -------    ------   ------
  Total Other Income
  (Expenses)                  1,312    1,686       392      312
                            -------  -------    ------   ------
 Net Income                 $16,759  $11,220    $8,045   $5,673
                            =======  =======    ======   ======
Partners' Equity at
 Beginning of Period        $53,018  $31,443   $59,707  $36,990
 Capital Distribution        (2,035)       -       (10)       -
Net Income this Period      $16,759   11,220     8,045    5,673
                            -------  -------   -------  -------
                             67,742   42,663    67,742   42,663

Less: Capital Note Rec.
 from Partner                     -     (300)        -     (300)
                            -------  -------   -------  -------
Net Partners' Equity at
 End of Period              $67,742  $42,363   $67,742  $42,363
                            =======  =======   =======  =======


[FN]       See notes to consolidated financial statements.


         THE FORECAST GROUP "Registered Tradename", L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                           (Unaudited)
                         (Amount in 000's)

                                       For the Nine Months Ended
                                                 July 31,
                                        ------------------------
                                             2000        1999
                                        ------------------------

Operating Activities:
---------------------
Net Income                                   $16,759    $11,220
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities
  Depreciation on Property and Equipment         211        288
  Loss on Sale of Property and Equipment           1         33
  Loss on Land Sale                                -        585
  Other Operating Costs                        1,343        196
  Equity Income of Unconsolidated
   Joint Venture                                 376        360
  Decrease in Accounts Receivable              3,516        170
  Increase in Real Estate Inventory          (37,068)   (47,997)
  Increase in Other Assets                       (71)    (2,311)
  Decrease/(Increase) in Accounts
   Payable and Accrued Expenses               (1,332)     2,168
                                              ------     ------
    Net Cash Used for
     Operating Activities                    (16,265)   (35,288)
                                              ------     ------

Investing Activities:
---------------------
Contribution to Joint Venture                     (5)        (7)
Distribution from Joint Venture                  397        464
Additions to Property and Equipment             (188)      (309)
Proceeds from Sale of Property and Equipment      29          -
                                                ----       ----
     Net Cash Provided by
      Investing Activities                       233        148


Financing Activities:
---------------------
Capital Distributions                         (2,035)         -
Decrease in Capital Note Receivable
 From Partner                                    300          -
(Increase)/Decrease in Accounts and
 Notes Receivable, Related Parties            (1,907)     2,839
Proceeds from Notes Payable,
 Collateralized by Real Estate               154,374    169,611
Proceeds from Notes Payable, Other               240        244
Principal Payments on Notes Payable,
 Collateralized by Real Estate              (132,350)  (136,285)
 Principal Payments on Notes Payable,
  Other                                         (900)    (1,040)
                                             -------     ------
    Net Cash Provided by
     Financing Activities                     17,722     35,369
                                             -------     ------

Increase (Decrease) in Cash
 and Cash Equivalents                          1,690        229
Cash and Cash Equivalents at
 Beginning of Period                          22,594     16,193
                                             -------    -------
Cash and Cash Equivalents at
 End of Period                               $24,284    $16,422
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

     The results of operations for the nine months ended July 31, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the nine months ended July 31, 2000, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in Form 10-K for the year ended October 31, 1999 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

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


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

      Real estate held for development and sale and related notes payable consist of the following:

(Amount's in 000's)


                                            July 31, 2000
                                    ----------------------------
                                    Real Estate
                                    Inventory      Notes Payable
                                    ----------------------------
Land Held for Development              $11,973       $     -
Residential Projects in Process        128,170        62,957
Model Homes                              6,382
                                      --------       -------
   Total                              $146,525       $62,957
                                      ========       =======


                                          October 31, 1999
                                    -----------------------------
                                    Real Estate
                                    Inventory       Notes Payable
                                    -----------------------------
Land Held for Development               $9,000      $      -
Residential Projects in Process        100,720        40,932
Model Homes                              1,080             -
                                     ---------      --------
    Total                             $110,800       $40,932
                                      ========       =======




3.    Interest

    The following summarizes the components of interest incurred, capitalized, expensed and paid:



(Amount's in 000's)

                                 For the            For the
                                Nine Months       Three Months
                                  July 31,           July 31,
                             ----------------    --------------
                             2000    1999        2000   1999
                             ----------------    ---------------
Interest incurred and
 capitalized                  $7,647  $7,615      $2,397  $2,884
Interest incurred and
 expensed                          -       9           -       -
                              ------  ------      ------  ------
   Total Interest Incurred    $7,647  $7,624      $2,397  $2,884
                              ======  ======      ======  ======

Capitalized interest
 amortized to cost of
  homes sold                  $5,743  $5,457      $2,187  $2,522
Interest paid                 $8,207  $8,197      $2,957  $3,445




4.   Transactions With Affiliates

      From time to time, the Trust and/or Mr. Previti have guaranteed indebtedness of the Company in order to enable the Company to obtain financing on more favorable terms than would otherwise be available. There can be no assurances that the Trust and/or Mr. Previti will continue to provide such guarantees in the future.

      As of July 31, 2000 a management fee receivable of $530,000 was owed to the Company, from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights and services associated with certain real property in Southern California. Another management fee receivable of $22,000 is due the Company, from an affiliated entity in which Mr. Previti owns an 87.5% interest, for development related rights and services associated with certain real property in Arizona.

     During the nine months ended July 31, 2000, distributions to partners totaled $2.0 million, of which $300,000 was paid to Forecast Homes Inc. Forecast Homes, Inc. then paid off its capital note payable to the Company.


5.  Receivables From Affiliates

      During the nine months ended July 31, 2000, accounts and notes receivable from related parties increased $1.9 million.
The increase primarily results from the Company making three new loans to related parties. The first note is a $1,035,000 unsecured, note receivable from an affiliated entity in which Mr. Previti is a 50% owner. The note is due March 30, 2001 and bears interest at 10.0%. The second loan is a $500,000 unsecured, note receivable from an affiliated entity in which Mr. Previti is a 100% owner.
This note is due December 31, 2000 and bears interest at 10%. The third note is a $300,000 unsecured, note receivable from Mr. Previti. This note is due December 31, 2000 and bears interest at the rate of 10.0%.


6.  11 3/8% Senior Notes Due December 2000


      In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At July 31, 2000, there remain Senior Notes with a face value of $19,700,000 that are held in the names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast "Registered Tradename" Capital Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank parsi passu in right of payment with all senior indebtedness of the Company.

     The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt, in addition to the original $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of July 31, 2000, the Company met both its debt-to-equity and debt coverage ratio tests. The Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios. Despite this present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness.

      The Company believes that through cashflow from operations and secured borrowings, sufficient funds will be available for the retirement of the remaining Senior Notes on or before December 15, 2000. Between the date of this report and the Senior Notes repayment date, the Company will determine the repayment sources and plans for the actual retirement of those notes.


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

     On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the nine months ended July
31, 2000 or 1999.


      FORECAST "Registered Tradename" CAPITAL CORPORATION
                         BALANCE SHEETS





                               July 31, 2000    October 31, 1999
                                (Unaudited)
                               -------------    ----------------
Assets:
-------
 Cash                                $500             $800
                                     ----             ----
  Total Assets                       $500             $800
                                     ====             ====

Liabilities & Shareholders'
---------------------------
Deficit:
--------
 Accounts Payable                    $300             $300
 Accounts Payable, Related Parties  7,400            6,400
                                   ------           ------
   Total Liabilities               $7,700           $6,700
                                   ------           ------
 Common Stock, $1.00 par value:
  Authorized 10,000 shares
   Issued and Outstanding
    2,500 shares                    2,500            2,500
  Accumulated Deficit              (9,700)          (8,400)
                                  -------            -----
   Total Shareholders' Deficit     (7,200)          (5,900)
                                  -------            -----
    Total Liabilities &
     Shareholders' Deficit           $500             $800
                                  =======            =====


[FN]              See notes to financial statements.




       FORECAST "Registered Tradename" CAPITAL CORPORATION
       STATEMENTS OF OPERATIONS AND SHAREHOLDERS' DEFICIT
   FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2000 AND 1999
                           (Unaudited)



                                Nine Months      Three Months
                                   Ended            Ended
                                  July 31,          July 31,
                                -------------    --------------
                                2000    1999     2000    1999
                                -------------    --------------
General & Admin. Exp.        $500      $500       $200       $0
Income Tax Expense            800       800          0        0
                           ------    ------       ----      ---
   Net Loss               ($1,300)  ($1,300)     ($200)      $0
                           ======    ======       ====      ===

Shareholders' Equity at
 Beginning of Period      ($5,900)  ($7,100)   ($7,000) ($5,900)
Net Loss this Period       (1,300)   (1,300)      (200)       0
                           ------    ------     ------   ------
Shareholders' Equity at
 End of Period            ($7,200)  ($8,400)   ($7,200) ($5,900)
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

     The results of operations for the nine months ended July 31, 2000 do not necessarily indicate the results that can be expected for the full fiscal year.



           THE FORECAST GROUP "Registered Tradename, L.P.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




Part I.      Item 2.

Results of Operations
---------------------

      The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data. This table excludes land sales revenue and cost of land sold.



                                   Percent of      Percent of
                                  Housing Sales   Housing Sales
                                     For the         For the
                                   Nine Months    Three Months
                                      Ended           Ended
                                     July 31,        July 31,
                                  ------------    -------------
                                  2000    1999    2000    1999
                                  ------------    -------------
Homebuilding Revenues           100.0%  100.0%   100.0%   100.0%
Cost of Homes Sold               79.6%   82.0%    79.4%    82.0%
                                -----    ----     ----    -----
  Gross Profit                   20.4%   18.0%    20.6%    18.0%

Operating Expenses:
-------------------
 Selling & Marketing Exp.         5.6%    6.5%     4.7%     5.7%
 General & Admin. Exp.            7.0%    6.0%     6.8%     5.5%
 Other Operating Costs            0.6%    0.1%     0.0%     0.1%
                                 ----    ----     ----     ----
  Total Operating Exp.           13.2%   12.6%    11.5%    11.3%



Operating Income                  7.2%    5.4%     9.1%     6.7%
                                  ===     ===      ===      ===


Number of homes closed          1,070   1,042      406      431
Number of homes sold            1,252   1,371      452      489
Number of homes in backlog                         428      562

Aggregate value of
 backlog (in millions)                           $89.5   $101.9
                                                 =====   ======



Results of Operations

For the Nine Months ended July 31, 2000 and July 31, 1999

     Housing revenues of $213.3 million, set a Company record for the period ending July 31, 2000, representing an increase of $28.1 million or 15.2% from the nine months ended July 31, 1999.
The revenues for the nine months ending July 31, 2000 represent a record of 1,070 closings, an increase of 28 closings or 2.7% over the nine months ending July 31, 1999. The increase reflects the continued strengthening of the California housing market which resulted in increased absorption rates and overall sales in the Company's California submarkets. Sales for the nine months were 1,252 versus 1,371 a year ago. Prior year number of homes sold are higher than the current year number due to the inclusion of the sale of 226 homes in our Arizona Division, which sold the majority of its remaining lots in the Phoenix marketplace, to a national homebuilder, in the fourth quarter of the Company's 1999 fiscal year. Excluding the 226 home sales in Arizona, the Company increased sales 9.3% as compared to a year ago. The average sales price of the homes closed during the nine months ended July 31, 2000 was $199,335 as compared to $177,727 for the same period a year ago, representing an increase of 12.2%. The increase in average sales price is due primarily to increasing prices in high demand communities and a shift in closings towards higher priced communities.

     Gross profit from housing sales was $43.6 million for the nine months ended July 31, 2000, representing an increase of $10.2 million, or 30.5%, from the nine months ended July 31, 1999. During the same nine month period, gross profit per home increased to $40,719, from $32,049, representing a 27.1% increase over the comparable period in 1999. Gross profit margin for the nine months ended July 31, 2000 rose to 20.4% versus 18.0% for the same period one year earlier. The increase in gross profit per home was primarily attributable to the continued strength of the California market. The increase in gross profit and gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern California Division.

     During the nine months ended July 31, 1999, the Company sold six parcels of land, which resulted in a net loss of $585,000.
No land was sold in the comparable nine month period of 2000.

     The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.7%, for the nine months ended July 31, 2000, from 2.9% for the same period a year ago. This decrease is directly attributable to the Company's record level of closings experienced in the first nine months of fiscal year 2000, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs.

     Selling and marketing expenses decreased by $92,000 or 0.8% during the nine months ended July 31, 2000, as compared to the nine months ended July 31, 1999. This decrease is attributable to a slightly lower sales volume as compared to a year ago.
Selling and marketing, as a percentage of revenue, decreased to 5.6% from 6.5% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

     General and administrative expenses increased $3.8 million during the nine months ended July 31, 2000 as compared to the nine months ended July 31, 1999. The $3.8 million increase is attributable to an increase in the number of employees of the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities in order to achieve the Company's Three-Year Business Plan, an increase in the bonuses paid to the Company's employees due to the record profits realized in the nine months ended
July 31, 2000, and increased expenditures associated with the Company's commitment to provide state-of-the-art training to its employees.

     Other operating costs increased $1.1 million during the nine months ended July 31, 2000 as compared to the nine months ended July 31, 1999, due to the expensing of carrying costs of one community in Fontana that had been held for future development.

    Net income was $16.8 million during the nine months ended
July 31, 2000, as compared to a net income of $11.2 million for the nine months ended July 31, 1999. Net income, as a percentage of revenue, increased 29.7%, to 7.9% as compared to 6.1% a year ago. This increase was primarily attributable to increased closings and the overall improvement of market conditions in those areas in which the Company operates.

     During the nine months ended July 31, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast
Homes Inc., which it used to pay off its capital note payable to the Company.


Results of Operations
For the Three Months ended July 31, 2000 and July 31, 1999

     For the third consecutive fiscal quarter, housing revenues set a record, which for the three months ended July 31, 2000 was $83.2 million, or an increase of $2.0 million or 2.4% from the three months ended July 31, 1999. The revenues for the three months ending July 31, 2000, represent 406 closings, which was a decrease of 25 closings, or 5.8%, over the three months ending July 31, 1999. Excluding the 38 closings the Company realized in Arizona for the three months ended July 31, 1999, the Company realized a 3.3% increase in the number of closings for the three months ended July 31, 2000. The increase reflects the continued strength of the California housing market which resulted in increased absorption rates and overall sales in the Company's California submarkets. Sales for the current quarter were 452 compared to 489 a year ago. Prior year number of homes sold are higher than the current year number due to the inclusion of 65 sales in the Arizona Division, which sold the majority of its remaining lots in the Phoenix marketplace, to a national homebuilder, in the fourth quarter of the Company's 1999 fiscal year. Excluding the sales in Arizona, the Company realized a 6.6% increase in sales for the three months ended July 31, 2000. The average sales price of the homes closed, during the three months ended July 31, 2000, was $204,931, as compared to $188,459 for the same period a year ago, representing an increase of 8.7%. The higher average sales price was attributable to increasing prices in high demand communities.

     Gross profit from housing sales was $17.2 million for the three months ended July 31, 2000, representing an increase of $2.5 million, or 17.2%, from the three months ended July 31, 1999. During the same three month period, gross profit per home increased to $42,303, from $34,000, representing a 24.4% increase over the comparable period in 1999. Gross profit margin for the three months ended July 31, 2000 rose to 20.6% versus 18.0% for the same period one year earlier. The increase in gross profit per home and gross margin was primarily attributable to the continued strength of the California market and to a higher concentration of sales in our higher sales priced communities in the Northern California Division.

    During the three months ended July 31, 1999, the Company sold a parcel of land, which resulted in a loss of $147,000. No land was sold in the comparable three month period of 2000.

     For the three months ended July 31, 2000, the Company's interest incurred decreased 16.9% as compared to the three months ended July 31, 1999. This decrease is a result of higher liquidity produced through higher gross margins achieved from home closings, which reduced the dependence on bank debt, as compared to a year ago. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.6%, for the three months ended July 31, 2000, from 3.1% for the same period a year ago. This decrease is attributable to the Company's increased level of gross profits per home closed in the third quarter of fiscal year 2000, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs.

     Selling and marketing expenses decreased by $784,000 or 16.8% during the three months ended July 31, 2000, as compared to the three months ended July 31, 1999. This decrease is attributable to the lower volume of home sales during the period, as compared to a year ago. Selling and marketing, as a percentage of revenue, decreased to 4.7% from 5.7% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to a reduction in incentives required to achieve desired sales absorptions.

     General and administrative expenses increased $1.2 million during the three months ended July 31, 2000 as compared to the three months ended July 31, 1999. The $1.2 million increase is attributable to an increase in the number of employees of the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities in order to achieve the Company's Three-Year Business Plan, an increase in the bonuses paid to the Company's employees due to the record profits realized in the three months ended
July 31, 2000, and increased expenditures associated with the Company's commitment to provide state-of-the-art training to its employees.

     Net income was $8.0 million during the three months ended
July 31, 2000, as compared to a net income of $5.7 million for the three months ended July 31, 1999. Net income, as a percentage of revenue, increased 38.4%, to 9.7%, as compared to 7.0% a year ago. This increase was primarily attributable to increased gross profit realized from each home closed, and the overall improvement of market conditions in those areas in which the Company operates.

    During the three months ended July 31, 2000, distributions to partners totaled $10,000.


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

      At July 31, 2000, the Company had commitments for $89.5 million under several revolving credit facilities with commercial banks and financial institutions, of which $56.4 million was outstanding. In addition, at July 31, 2000, the Company had community specific facilities capable of providing aggregate fundings of $5.8 million, of which $4.5 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time-to-time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $4.1 million, of which $2.1 was outstanding as of July 31, 2000. On July 31, 2000, the aggregate outstanding principal balance under all of the Company's credit facilities was $63.0 million and the recourse to the Company from those borrowings was 20.0% of the total outstanding sums, or $12.5 million.

     To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and use its own cash to fund that portion of the total project costs and acquisition costs its Lenders require be supplied (in form of equity) in order to obtain construction or land acquisition financing. At times, in the past, the Company has failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur certain levels of recourse indebtedness. In the past, to overcome the limitation and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust has guaranteed a portion of the Company's indebtedness. As of July 31, 2000, the Company met both its debt-to-equity and debt coverage ratio tests, thereby providing the Company with the flexibility to incur more than $15 million of recourse debt. Despite this ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

      In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. As of July 31, 2000, the Company had repurchased and retired a total of $23,400,000 of the Senior Notes, with the remaining $26,600,000 having not been retired, (including $6,900,000 which were repurchased and are being held on margin in the Company's name). The notes are due in December 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year.
The Company believes that through cashflow from operations and secured borrowings, sufficient funds will be available for paying off the Senior Notes on December 15, 2000. Between the date of this report and the Senior Notes repayment date, the Company will determine the repayment sources and plans for the actual retirement of those notes.

      The Indenture governing the Senior Notes requires the Company to maintain a minimum net worth of $25 million. As of July 31, 2000 the Company was in compliance with the net worth provision of the Indenture.

      There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company has not experienced any significant disruption in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In addition, the Company did not have significant expenses during 1999 in connection with remediating its systems, and the Company is not aware of an material problems resulting from Year 2000 issues, whether with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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



September 1, 2000         By:  /s/ James P. Previti
-----------------         ----------------------
     Date                          James P. Previti
                                   ----------------
                                    President



                           By:  /s/ Richard B. Munkvold
                           -----------------------------
                                    Richard B. Munkvold
                                    Senior Vice President -
                                    Financial Operations
                                    Principal Accounting Officer


       By: FORECAST "Registered Tradename CAPITAL CORPORATION


September 1, 2000          By:  /s/ James P. Previti
-----------------          -------------------------
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