Form 10-K
period 2000-10-31
FORECAST GROUP LP
filed 2000-12-15
CIK 915350

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


               For the year ended October 31, 2000

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

   10670 Civic Center Drive, Rancho Cucamonga, California, 91730
  (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code(909)987-7788


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

There was no voting stock held by nonaffiliates of the Registrant at December 14, 2000.

At December 14, 2000 Forecast "Registered Tradename" Capital
Corporation had 2,500 shares of Common stock outstanding.

                             PART I
                        ITEM 1 - BUSINESS
General

      The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") currently designs, builds and sells affordably-priced single family detached homes primarily to entry-level and first time move-up
buyers in California.   The Company operates in two distinct
geographic regions (Northern California and Southern California), and is a leading homebuilder in its targeted submarkets (based on the number of homes closed) with operations throughout most major metropolitan areas and employment centers within these markets. In September 1999, the Company sold nearly all of its lots in Phoenix, Arizona to a national homebuilder. The Company is presently developing a 245 lot community in Phoenix, Arizona and is scheduled to commence new home sales in that market in early 2001.

      The Company is the successor to the residential real estate development business founded in 1971 by Mr. James P. Previti, the Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename" L.P. From 1971 through 1989, the Company's operations were focused on the Southern California regions known as the Inland Empire and Antelope Valley. In 1989, the Company expanded operations into the Sacramento Valley region of Northern California. Further diversification and expansion occurred in 1995 when the Company expanded into northern San Diego County. Since 1976, the Company has closed more that 15,970 homes, including 1,610 homes during the fiscal year ended October 31, 2000.

     The financial and operational expectations the Company has set out in this filing, for periods extending beyond October 31, 2000, are not actual results, nor guaranteed results. Rather, they are assumptions that are based upon preliminary estimates garnered from factors that the Company's management believes to be reasonable at the time of this filing. The homebuilding industry is extremely competitive, with pricing being determined by a wide variety of factors, including the availability of land and the state of the economy in any one or more regions in which the Company builds. In addition, to any of the factors set out in this filing which could present an operational and/or financial risk to the Company, there are economic, competitive, governmental and other factors which could also affect any or all of the forward-looking statements contained in this filing.


Geographic Markets

     The Company's operations service the metropolitan areas surrounding Los Angeles, Orange County, San Diego, San Francisco and Sacramento, California. The Company believes that each of these areas represents an attractive homebuilding market with significant growth opportunities, and that its geographic diversity provides a greater balance for the Company's earnings, thereby reducing the Company's exposure to potentially adverse economic conditions in any one geographic area. Diversity was a factor for the Company deciding to re-enter the Phoenix, Arizona market. The Company also believes that each of its local operations is well established in its respective markets and that it has developed a reputation for building superior quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions.


Operating Strategy

     The Company believes that its history of building high quality entry-level and first-time move-up homes in California and its conservative operating strategy, have enabled the Company to successfully weather cyclical downturns and position the Company to capitalize on the improving California market. The Company's strategy has been to (i) select markets that exhibit favorable demographic trends for the construction and sale of affordably-priced, single family detached homes in the entrylevel and first-time move-up market segment, (ii) provide its customers with quality homes which reflects a superior value in comparison to the prices of competitor's homes, and (iii) employ an operating strategy designed to reduce the risks and costs inherent in the homebuilding business, while also maximizing its return on investment capital in relation to such risks.

      Key elements of the Company's operating strategy include the following:

     Geographic Diversity and Growth Markets.   The Company
competes in a variety of geographical markets and attempts to react quickly to allocate capital to those markets which it believes provide attractive growth characteristics and opportunities for superior returns. The majority of the Company's markets have experienced significant population and employment growth in recent years. The Company strives to maintain a strong competitive position in all of its submarkets and generally is among the top single family homebuilders in its submarkets. The Company, through its full time in-house research and marketing staff, and through the selective use of thirdparty sources, regularly conducts market research and demographics analyses of both its existing and potential markets to predict the depth and breadth of demand for affordably-priced houses. Based on its current market research, the Company believes that it has opportunities to expand in its existing markets and has identified several new geographic markets, which possess attractive characteristics well-suited to the Company's homebuilding practices.


           Focus on Entry-level and First-Time Move-up Home Buyers. Throughout its history the Company has primarily focused on entry-level and first time move-up home buyers because it believes they represent the largest segment of the homebuilding market, and also during cyclical downturns are the least affected
segment in terms of a reduction in the demand for homes.   Also,
this segment includes first-time home buyers whose home purchases are not dependent on the sale of an existing home. Affordably-priced homes generally qualify for FHA/VA financing and other state sponsored home buying financing programs, which permit lower down payments and in some instances may provide lower interest rates, thereby expanding the Company's customer base. In select markets, the Company entered into the second-time move up segment. The decision to build in the second-time move up market is predicated on superior demand and unique demographic trends in specific submarkets, and is undertaken with an eye to minimizing the Company's overall operating and financial risks.

           Commitment to Customer Satisfaction. The Company is committed to providing customer satisfaction through quality construction and customer service. Throughout the Company's markets, customer satisfaction surveys indicate that more than 98% of those customers who purchased homes from the Company in 2000 were satisfied with their purchase and would recommend a home built by the Company to a friend. The Company believes that its long history of providing high quality affordably-priced homes has resulted in many referral sales.

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

          Use of Sophisticated Management Information Systems. The Company employs an accounting and information system used by many of the top homebuilders in the country to track costs and construction activities in multiple communities. The
Company, on a real-time basis, can analyze production costs, status of pending sales and inventory levels, lot premiums, homes in escrow, homes closed and profit margins both for the Company as a whole, for each individual community and for each individual
lot within each community.   This system allows the Company to
closely monitor and control its level of completed but unsold homes, detect trends early so it can more effectively deploy capital and resources to respond to such trends and then adjust its production capacity accordingly.

           Conservative Land Policy. The Company seeks to maximize its return on capital employed by limiting its investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investment in land, the Company's land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and a variety of option contracts to control the number of lots it maintains in inventory for use in the sale and construction of homes. The choice of which methodology is used is dependent on which vehicle the Company deems to be more advantageous given the Company's profit objectives, return on investment, and local market conditions. The Company also generally seeks to close escrow on land only after all of the necessary entitlements are received, thereby allowing construction to commence within a relatively short time period thereafter. By doing this, the Company is generally able to maintain inventories of land that are expected to be developed within two to three years or less in an effort to match land costs with current market prices for finished homes.

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

          Require Home Buyers to Pre-Qualify Financially Prior to Approving a Sales Contract. Prior to entering into a sales contract with a prospective home buyer, the Company seeks to have the mortgage company, typically its Forecast "Registered Tradename" Home Mortgage, LLC ("Forecast Mortgage") affiliate, confirm that the home buyer has the apparent ability to qualify for the purchase of the home. Management believes this pre-sale qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.


Summary of Residential Projects

      The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single-family detached. As of October 31, 2000, the Company owned 3,755 lots available for future home closings and had another 7,103 building lots under its control through executed acquisition contracts.


-------------------------------------------------------------
           No.
           of          Bldg.   Bldg.    Total   Sales
           Active      Lots    Lots     Bldg.   Backlog  Sales
Market    Communities  Owned   Under    Lots    as of    Backlog
                               Contract Avail.  10/31/00 Value
                                (1)               (2)     (3)
----------------------------------------------------------------

 Southern
  California  10        2,211   4,200    6,411   132 $28,223,005
 Northern     11        1,299   2,753    4,052   248 $55,724,815
  California
 Arizona       -          245     150      395      -          -
----------------------------------------------------------------
              21        3,755   7,103   10,858   380 $83,947,820
================================================================



(1) Building lots under contract include lots the Company has the right to acquire under option provisions in certain acquisition contracts; thus, there can be no assurance the Company will actually acquire these lots.
(2) Sales backlog refers to sales contracts that have not yet closed. There can be no assurance that closings of homes will occur.
(3) Reflects base price, including any lot premiums and buyer selected options, which vary from community to community.


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

     The amount of land purchased by the Company has fluctuated substantially from period to period based on when entitlements were obtained, prices, availability of financing, existing land inventory, projected demand for homes and other factors. In general, the Company's practice is to have a land inventory, either owned or under contract, equal to approximately four years of planned operations. As of October 31, 2000 the Company owned 3,755 lots, which the Company believes is adequate for approximately 20 months of operations at current sales absorption levels. In addition, the Company controls approximately 7,103 lots under binding and non-binding agreements which provide the Company with the option to purchase such lots in the event that the Company's targeted markets continue to exhibit increased sales absorption levels. These lots controlled by the Company would allow for an additional 38 months of operations based on increased sales absorption levels.


Construction

    The Company acts as the general contractor for The construction of its communities. Virtually all construction work for the Company is performed by subcontractors. The Company's employees supervise the construction of each community, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company's subcontractors follow design plans prepared by architects who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a phase-byphase basis to complete construction at a fixed price. During its history, the Company has established long-term relationships with a number of subcontractors, and sometimes negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors in order to take advantage of its volume of production. The Company is not dependent to any material extent upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.


Sales, Marketing and Research

    The Company makes extensive use of advertising and other promotional activities, including newspaper and magazine advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its communities. The Company's major media advertising is done regionally. Because the Company usually offers multiple communities within a single market area, it is able to utilize multiple community advertising that highlights all Company developments within that same market.

    The Company normally builds, decorates, furnishes and landscapes model homes for each community and maintains on site sales offices, which typically are open seven days a week. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities, including floor coverings.

    The Company sells nearly all of its homes through Company sales representatives, who typically work from the sales offices located at the model homes used in each subdivision or in on-site sales trailers. The sales representatives are paid by the Company on commission. To a lesser extent, the Company also uses independent cooperative brokers to assist in selling its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are provided information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. The Company believes this effort results in a more motivated sales force and higher absorption rate.


Customer Financing

     The Company offers its customers mortgage financing through Forecast "Registered Tradename" Home Mortgage. Forecast "Registered Tradename" Home Mortgage is owned 50% by Wells Fargo Home Mortgage, formally known as Norwest, Inc. (a nationally recognized mortgage banker; "Wells Fargo") and 50% by Inland Counties Mortgage, LLC, a California limited liability company ("Inland Counties Mortgage"). The Forecast Group "Registered Tradename", L.P., owns a 98% share of Inland Counties Mortgage. Forecast "Registered Tradename" Corporation (a limited partner of The Forecast Group "Registered Tradename", L.P.) owns the other 2%. Through Forecast "Registered Tradename" Home Mortgage, the Company seeks to assist its home buyers in obtaining financing by offering to qualified buyers the variety of financing options offered by Wells Fargo, and by making and processing the loans in a timely and professional manner.


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


Employees

     As of October 31, 2000, the Company employed approximately 264 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, some of the subcontractors and suppliers engaged by the Company are represented by labor unions or are subject to collective bargaining agreements. The Company believes that relations with its employees, subcontractors and suppliers are good.


                       ITEM 2 - PROPERTIES


     The principal executive offices of the Company are located at 10670 Civic Center Drive, Rancho Cucamonga, California 91730.
The telephone number is (909) 987-7788.

     The Company leases approximately 15,500 square feet of office space for its corporate headquarters in Rancho Cucamonga and approximately 11,807 square feet of office space in Sacramento, California. The Company's corporate headquarters and Sacramento office are leased from affiliates of Mr. Previti. See "Item 13 Certain Relationships and Related Transactions". During the current fiscal year, the Company opened four modular satellite offices for each geographic region in Southern California, which has enhanced its management presence in each area of operation.


                   ITEM 3 - LEGAL PROCEEDINGS

     The Company is subject to routine litigation incidental to
its business.   In the opinion of management, the resolution of
such claims will not have a material adverse effect on the operating results or financial position of the Company.


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the Company's fiscal year ended October 31, 2000.


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

------------------------------------------------------------
                                   Year Ended October 31
                         ------------------------------------

Note: $ are in        2000  1999    1998     1997     1996
  thousands
-------------------------------------------------------------
Operating Data:
---------------
Homes Delivered:
 Number of
  Homes Delivered      1,610     1,531    1,228      901    1,006
                       -----     -----    -----      ---    -----
Average Price of
 Homes Delivered      $203.5    $183.3   $161.3   $147.1   $140.8
Sales Backlog (1):
 Number of Homes
  in Sales Backlog       380       246      233      289      165
                         ---       ---      ---      ---      ---
 Aggregate Value of
  Homes in
 Sales Backlog       $83,948   $48,471  $38,179  $44,707  $22,659
 Average Price of
  Homes in
   Sales Backlog      $220.9    $197.0   $163.9   $154.7   $137.3

Statement of
 Operations Data:
-----------------
 Homebuilding
 Revenues           $327,617  $280,644 $198,074 $132,518 $141,652
 Cost of
  Homes Sold         259,218   228,859  164,335  112,278  117,702
 Land Sales
 Revenue               5,000    42,271      999        0        0
 Cost of
  Land Sold            5,000    40,958      999        0        0
 Selling &
 Marketing Exp.       16,820    17,165   14,384   13,929   15,215
 General &
  Admin. Exp.         21,361    16,064   11,397    7,397    7,006
 Provision for
  Losses on Real
   Estate Inventory        0         0        0    6,635        0
 Other Operating
  Costs                1,362       223      202      726        3
-----------------------------------------------------------------
 Operating Income
  (Loss)              28,856    19,646    7,756   (8,447)   1,726
 Interest Income         965       682      455      395      274
 Interest Expense          0         0      264        0        0
 Other Income            396     1,247    2,500      156       14
-----------------------------------------------------------------
 Income (Loss) before
  Income Taxes and
   Extraordinary Gain 30,217    21,575   10,447   (7,896)   2,014
-----------------------------------------------------------------
 Extraordinary Gain
  on Extinguishment
   of Senior Notes         0        0       34     1,634    1,876
-----------------------------------------------------------------
 Net Income (Loss)   $30,217  $21,575  $10,481   ($6,262)  $3,890
=================================================================

Balance Sheet Data:
-------------------
 Real Estate
  Inventory         $142,768 $110,800  $84,152   $71,012 $80,760
 Total Assets        186,333  146,918  113,908    91,582 102,186
 Debt                 67,253   64,738   60,059    56,053  60,195
 Net Partners'
  Equity              81,200   52,718   31,143    20,662  26,924

Other Data:
-----------
 Gross Margin %         20.9%    18.5%    17.0%     15.3%   16.9%
 EBITDA  (2)         $39,411  $30,178  $19,018    $7,434  $9,453
 Interest
 Incurred(3)          $9,877  $10,193   $7,123    $7,076  $7,884
 Coverage
 Ratio  (4)              4.0      3.0      2.7       1.1     1.2
 Debt to
  Equity Ratio (5)       0.8      1.2      1.9       2.7     2.2


(1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.

(2) "EBITDA" means earnings before interest(including previously capitalized interest included in cost of sales), income taxes, depreciation and amortization, and has been computed on a basis consistent with the terms of the Indenture. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.
(3) Interest incurred includes all interest incurred during the respective period, whether expensed or capitalized, and has been computed on a basis consistent with the terms of the Indenture.
(4) "Coverage Ratio" means the ratio of EBITDA to Interest Incurred as calculated in accordance with the definition of such term in the Indenture.

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

      The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical
focus on the Southern California housing market.   Following
approximately seven years of a regional economic downturn, those markets in which the Company operates began to see a recovery in the fourth quarter of 1997 which has continued throughout fiscal year 2000.

     During the fourth quarter of fiscal year 1999, the Company sold all of its owned land in Arizona to a national homebuilder. The total lots sold were 774. During the fourth quarter of fiscal 2000, the Company exercised an option to purchase 245 lots in Phoenix, Arizona. The building of this community will begin in fiscal year 2001. The Company continues to provide warranty work for previously closed homes in that market area, through a third party vendor.

      The following table sets forth certain information by geographic region for the fiscal years 2000, 1999 and 1998. This table excludes land sales revenue and cost of land sold.

                                 For the Year Ended October 31
--------------------------------------------------------------
Note: $ are in thousands          2000       1999     1998
--------------------------------------------------------------
Number of Homes
Delivered:
-----------------
 Southern California              807         711        539
 Northern California              803         665        503
 Arizona                            -         155        186
                                ----------------------------
  Total                         1,610       1,531      1,228
                                ============================
Housing Sales:

--------------

 Southern California         $157,878    $123,626    $84,433
 Northern California          169,739     135,864     84,413
 Arizona                            -      21,154     29,228
                              ------------------------------
  Total                      $327,617    $280,644   $198,074
                             ===============================
Gross Profit:
-------------
 Southern California          $28,431     $20,134    $16,477
 Northern California           40,370      27,927     12,892
 Arizona                         (402)      3,724      4,370
                              ------------------------------
  Total                       $68,399     $51,785    $33,739
                              ==============================


Gross Profit Margin:
--------------------
 Southern California             18.0%       16.3%     19.5%
 Northern California             23.8%       20.6%     15.3%
 Arizona                            -        17.6%     15.0%
                               -----------------------------
  Total                          20.9%       18.5%     17.0%
                               =============================



    During the fiscal year ended October 31, 2000, the Company reported home building revenues of $327.6 million and net income of $30.2 million, on closings of 1,610 homes, all of which were records. Based on the continued economic reports of increasing job formation and low unemployment, management believes that consumer confidence and homebuying in its market segment will continue to be strong over the next few years.


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


Backlog

   The Company's backlog at October 31, 2000 and 1999, respectively, were 380 homes with an average sales price of $220,915 and 246 homes with an average sales price of $197,000.


Results of Operations

     A comparative summary of operating results for fiscal years
2000, 1999 and 1998 is presented in the following table:

                               For the Year Ended October 31
                               -------------------------------
                                 2000     1999     1998
                               -------------------------------

Amounts as a Percentage
 of Revenues:
 -----------------------
 Homebuilding Revenues          100.0%      100.0%       100.0%
 Cost of Homes Sold              79.1%       81.5%        83.0%
                                 -----       -----       -----
   Gross Profit                  20.9%       18.5%        17.0%
                                 -----       -----       -----
 Operating Expenses:
  Selling & Marketing Exp.        5.1%        6.1%         7.3%
  General & Admin. Exp.           6.5%        5.7%         5.8%
  Other Operating Costs           0.4%        0.1%         0.1%
                                 ----         ----        ----
    Total Operating Expenses     12.1%       11.9%        13.1%
                                 ----         ----        ----
Operating Income                  8.8%        6.5%         3.9%
                                  ====        ====        ====
Average per Home Closed ($):
----------------------------
 Homebuilding Revenues       $203,489    $183,308     $161,298
 Cost of Homes Sold           161,005     149,483      133,823
                               -------    -------     --------
   Gross Profit                42,484      33,825       27,475
                              -------     -------     --------
 Operating Expenses:
  Selling & Marketing Exp.     10,447      11,212       11,713
  General & Admin. Exp.        13,268      10,492        9,281
                               ------     -------       ------
   Total Operating Expenses    23,715      21,704       20,994
                              -------     -------       ------
    Operating Income          $18,769 (1)  12,121 (1)    6,481 (1)
                              =======      ======       ======
Other Data:
-----------
 Number of Homes Closed         1,610       1,531        1,228
 Number of Homes Sold           1,744       1,544        1,172
 Number of Homes in
  Sales Backlog                   380         246          233
 Aggregate Value of
  Sales Backlog ($ millions)    $83.9       $48.5        $38.2


(1) Calculation does not include Other Operating Costs for fiscal years ended October 31, 2000, 1999 and 1998, respectively.


Fiscal 2000 Compared to Fiscal 1999

     Housing revenues for the fiscal year ended October 2000 were a Company record $327.6 million, representing an increase of $46.9 million or 16.7% from the fiscal year ended October 1999. The revenues for fiscal year 2000 represent 1,610 closings, an increase of 79 closings or 5.2% over fiscal year 1999. The increase reflects the continued strengthening of the California housing market, which resulted in increased absorption rates and overall sales in the Company's submarkets. The average sales price of the homes closed during fiscal 2000 was $203,489 as compared to $183,308 for the same period a year ago, representing an increase of 11.0%. The increase in average sales price is due primarily to increasing prices in high demand communities and no closings in Arizona, which had an average sales price of $136,481 in fiscal year 1999.

      Gross profit from housing sales was $68.4 million for the fiscal year ended October 31, 2000, an increase of $16.6 million or 32.1%, from fiscal year ended October 31, 1999. Gross profit per home increased to $42,484 from $33,824 representing a 25.6% increase over the comparable period in 1999. Gross profit margin for fiscal year ended October 31, 2000 was 20.9% as compared to 18.5% a year ago. The increase in gross profit and gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern
California Division and having no closings in Arizona, which had a gross profit per home of $24,024 and a gross margin of 17.6% in fiscal year 1999.

      During the year ended October 31, 1999, the Company sold and subsequently leased back 71 model homes and recorded sales of $13,729,000 and gross profit of $2,354,000. There were no similar transactions in fiscal year 2000.

     During the fiscal year ended October 31, 2000, the Company had land sales of $5.0 million, to a related party, and no gain or loss was recorded from the sale. During the fiscal year ended October 31, 1999, the Company had land sales of $42.3 million, which resulted in a net gain from land sales of $1.3 million.
The fiscal year 1999 land sales included the sale of the Company's Arizona real estate holdings for approximately $33.5 million and a net gain of $1.8 million.

      For the fiscal year ended October 31, 2000, the Company's interest incurred decreased $316,000 or 3.1% as compared to fiscal year ended October 31, 1999. This decrease is a result of higher liquidity produced through higher gross margins achieved from home closings, which reduced the dependence on bank debt as compared to a year ago. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.7% for the fiscal year ended October 31, 2000, from 2.9% for the same period a year ago. This decrease is attributable to increased rates of capital turnover, thereby resulting in lower capitalized interest costs.

    Selling and marketing expenses decreased $345,000 or 2.0% during the fiscal year ended October 31, 2000 as compared to the fiscal year ended October 31, 1999. This decrease is attributable to maintaining cost controls on monthly selling and marketing costs. Selling and marketing, as a percentage of revenue, decreased to 5.1% from 6.1% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to both the higher closing volume and the reduction in sales incentives necessary to achieve desirable absorption rates.

    General and administrative expenses increased $5.3 million during the fiscal year ended October 31, 2000, as compared to the fiscal year ended October 31, 1999. The $5.3 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities in order to achieve the Company's three-year business plan, an increase in the bonuses paid to the Company's employees due to the record profits realized and increased expenditures associated with the Company's commitment to provide state-of-the art training to its employees.

    Net income for the fiscal year ended October 31, 2000 increased 40.1% to $30.2 million, as compared to net income of $21.6 million in the fiscal year ended October 31, 1999 due primarily to the overall improvement of market conditions and the continued commitment to reduce costs.


Fiscal 1999 Compared to Fiscal 1998

     Housing revenues for the fiscal year ended October 1999 were $280.6 million, representing an increase of $82.6 million or 41.7% from the fiscal year ended October 1998. The revenues for fiscal year 1999 represent 1,531 closings, an increase of 303 closings or 24.7% over fiscal year 1998. The increase reflects a strengthening California housing market which resulted in increased absorption rates and overall sales in the Company's
submarkets.   The average sales price of the homes closed during
fiscal 1999 was $183,308 as compared to $161,298 for the same period a year ago, representing an increase of 13.6%. The increase in average sales price is due primarily to increases in sales prices in each of the Company's strongest submarkets and the increase in the percentage of closings in the Northern California Division as compared to the Company's overall number of closings.

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

     During the fiscal year ended October 31, 1999, the Company had land sales of $42.3 million, which resulted in a net gain from land sales of $1.3 million. Land sales included the sale of the Company's Arizona real estate holdings for approximately $33.5 million and a net gain of $1.8 million.

     For the fiscal year ended October 31, 1999, the Company's interest incurred increased $3.1 million or 43.1% as compared to fiscal year ended October 31, 1998. This increase is a result of increased construction volume offset by pricing modifications in the Company's loan terms. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.9% for the fiscal year ended October 31, 1999, from 4.0% for the same period a year ago. This decrease is directly attributable to increased absorption rates, which produced increased rates of turnover resulting in lower capitalized interest costs.

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


Liquidity and Capital Resources

     The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for periods of time in advance of revenue realization. The Company generally finances its operations with secured borrowings from commercial banks, financial institutions (and, at times, private investors), unsecured borrowings in the public market, and with available cash flow from operations.

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

    At October 31, 2000, the Company had commitments for
$114.2 million under several revolving credit facilities with commercial banks and financial institutions of which $39.1 million was outstanding. In addition, at October 31, 2000, the Company had community specific facilities capable of providing aggregate funding of $2.7 million of which $2.7 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $4.2 million, of which $2.2 was outstanding as of October 31, 2000. On October 31, 2000, the aggregate outstanding principal balance under the Company's credit facilities was $44.0 million and the amount of such debt that is recourse to the Company was $14.8 million.

     To date, the Company has been able to obtain acceptable
land acquisition and construction financing.  Consistent
with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a portion of the total development and acquisition costs in order to obtain that financing. In the past, the Company had failed to meet the debt-to-equity and debt coverage ratios that are set forth in the Indenture governing the 11 3/8% Senior Notes, thereby resulting in the Company being restricted in its ability to incur recourse indebtedness. In prior years, to overcome this limitation, and assist the Company in meeting its liquidity needs, Mr. Previti and/or the Previti Family Trust guaranteed a portion of the Company's indebtedness. As of October 31, 2000 and 1999 the Company met both its debt-to-equity and debt coverage ratio tests, thereby permitting it to
incur more than $15 million of recourse debt.   Despite this
present ability to incur additional recourse debt, there is no assurance that the Company will continue to meet these ratio tests, and if not, that Mr. Previti and/or the Trust will be willing to guarantee such indebtedness. The Company considers its current relationship with its lenders to be good.

   In February 1994, the Company issued $50 million in Senior Notes through a public debt offering. During the fiscal year ended October 1998, the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $9,375,000 in the open market. Net of allocable issuance costs, the resultant income of $34,000 is reported as an extraordinary gain in the Company's consolidated financial statements for the fiscal year ended October 31, 1998. No repurchases occurred in fiscal year 2000 or 1999. As of October 31, 2000, the Company has repurchased and retired a total of $23,400,000 of the Senior Notes and the remaining $26,600,000 have not been retired, including $6,900,000 which were repurchased and are being held in the Company's name. The notes are due on December 15, 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year. On December 13, 2000, the Company retired all of its remaining outstanding Senior Notes relating to the $50 million of Senior notes obtained in 1994, by utilizing existing revolving credit facilities and operating cash flow.

     There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources will be sufficient to meet its normal operating requirements over the near term.


Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company did not experience any significant disruption in mission critical information technology and non-information technology systems. In addition, the Company did not have significant expenses during 2000 in connection with any material problems resulting from Year 2000 issues, whether with its products, its internal systems, or the products and services of third parties. The Company continues to monitor its mission critical computer applications and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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


    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Forecast "Registered Tradename" is a limited partnership and has no officer or directors. The sole general partner of Forecast "Registered Tradename" is Forecast "Registered Tradename" Homes, Inc. ("FHI"). FHI manages the business and affairs of Forecast
"Registered Tradename".   Capital is a wholly-owned subsidiary of
Forecast "Registered Tradename". The directors and executive officers of FHI and Capital are as follows:

Name                       Age     Position
-----------------         -----   --------------------------
James P. Previti*          54     Chairman of the Board,
                                  Chief Executive Officer and
                                  President
Frank Glankler             50     Executive Vice President,
                                  Chief Operating Officer
Larry R. Day               51     Executive Vice President,
                                  Chief Legal Officer
                                  and Secretary
Richard B. Munkvold        35     Senior Vice President,
                                  Financial Operations and
                                  Principal Accounting Officer
Jack Firestone***          79     Director
Steven Fowlkes*            46     Director
Peter T. Healy             49     Director
Leo Previti**              47     Director


     *      Member of the Compensation Committee
     **     Member of Audit Committee
     ***    Mr. Firestone retired from the Board on November 1,
            2000 and was subsequently replaced with Mr. Jim
            Ellis.

     James P. Previti is the founder and organizer of the predecessor of the Company. Mr. Previti has held the position of Chairman of the Board, Chief Executive Officer and President of each of the predecessor entities to the Company since their formation and has controlled the management of the business of the Company since 1976. Mr. Previti is the Chairman of the Board, Chief Executive Officer and President of Forecast Commercial Real Estate Services, Inc. and Inland Empire Personnel ("IEP"), each of which are affiliates of the Company.

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

     Larry R. Day joined the Company's predecessor as Vice President and General Counsel in December 1992 and now holds the position of Chief Legal Officer and Executive Vice President. He was elected to FHI's and Capital's boards of directors in November 1993 and served in that capacity until January 1996. Since March 1993, Mr. Day has also supervised the Company's human resources, payroll and risk management departments. From 1989 to 1992, Mr. Day was in private practice specializing in real estate finance and transactional matters. From 1988 to 1989, Mr. Day was a Director, Vice President and General Counsel of Guardian Savings and Loan. From 1985 to 1988, Mr. Day was Director of Real Estate Legal Services for Taco Bell Corporation. Prior to that, Mr. Day served 6 years as Vice President of Corporate and Special Real Estate with First Interstate Bank. Mr. Day is admitted to practice law in the States of California and Vermont, and is a licensed California real estate broker.

      Richard B. Munkvold joined the Company in 1995 as a Division Controller of both the Southern California and Arizona Divisions and now holds the position of Senior Vice President of Financial Operations. Mr. Munkvold is responsible for capital procurement, external financial reporting, internal financial controls, and the Information Technology Department. Prior to joining the Company, Mr. Munkvold held several financial positions with the Ryland Group from 1989 through 1995 and last served as Ryland Group's West Region Financial Analyst.

      Jack Firestone, a private investor, became a Director of the Company in January 1996. As of November 1, 2000, Jack
Firestone, retired from the Board of Directors for the Company.

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

      Jim Ellis became a Director of the Company in November of
2000.   Since  1997, Mr. Ellis has held the position of
Associate Professor with the USC Marshall School of Business, in the Department of Marketing. Prior to 1997, Mr. Ellis was the CEO of Ports O"Call in Pasadena, and has held executive marketing positions with retailers Miller's Outpost and The Broadway Department Stores. Mr. Ellis holds an MBA from Harvard Business School and an undergraduate degree from the University of New Mexico.

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


                ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI and Capital (pursuant to Regulation S-K, Item 402, of the Securities Act of 1933, Securities Exchange Act of 1934 and Energy Policy and Conservation Act of 1975) whose total compensation for services rendered during fiscal2000 exceeded $100,000 (collectively, the "Named Executive Officers"):



                  Summary Compensation Table
---------------------------------------------------------------
                                           Annual Compensation
                                    ----------------------------
Name              Principal Position  Salary   Bonus   All Other
                                                    Compensation
----------------------------------------------------------------
James P. Previti   Chairman of the
                   Board/Chief
                   Executive Officer/
                   President           $250,000 $1,706,674    $0
Frank Glankler     Executive Vice
                   President/Chief
                   Operating Officer    240,000  1,004,670 7,200
Larry Day          Executive Vice
                   President/Chief
                   Legal Officer/
                   Secretary            200,000    341,335 7,200
Larry Young        Northern Division -
                   President            180,000    871,616 7,200
James Rex          Southern Division -
                   President            165,000    348,109 7,200
Richard Munkvold   Sr. Vice President,
                   Financial Operations/
                   Principal Accounting
                   Officer              120,000    341,335 3,600


      Forecast "Registered Tradename" and Mr. Previti are parties to an employment agreement whereby Mr. Previti's annual compensation is $250,000 plus a quarterly bonus of up to five percent of the pretax consolidated net income of the Company.
The Indenture allows amendments to such employment agreement, and the renewal for successive periods of one year, at the discretion of the Board of Directors. The new contract extends through October 31, 2001.

      The following table sets forth, as of November 1, 2000, the beneficial ownership of the partnership interests in Forecast "Registered Tradename" by (a) each of the directors of GP and Capital, (b) the directors and officers of FHI and Capital as a group, and (c) each person known to the Company to own beneficially more than 5% of Forecast "Registered Tradename"'s limited partnership interests or general partnership interests.

                                            % of
                                            Profits/
                              Type of       Losses/   % of
Name of Beneficial Owner[1]   Interest      Capital   Class
-----------------------------------------------------------
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


[1] The address of each beneficial owner is: 10670 Civic Center Drive, Rancho Cucamonga, California 91730.
[2] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding interests in each of the current limited partners of Forecast "Registered Tradename".
[3] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding equity interests in each of the current limited partners of Forecast "Registered Tadename".


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


Transactions With Affiliates

    In 1994, the Board of Directors of FHI resolved that it would be in the Company's best long-term interests to seek the assistance of Mr. James Previti, the Company's President and Chief Executive Officer, in acquiring the Company's 11 3/8% Senior Notes on the open market, if he could acquire them at a favorable discount from their stated face value. At the same time, the Board of Directors of FHI agreed that the Company would repurchase the notes from Mr. Previti at his cost basis, plus interest, at such time as the Company had sufficient financial resources. Acting upon this authorization, Mr. Previti did acquire $20.4 million of the 11 3/8% Senior Notes all of which were repurchased and retired prior to October 31, 1999. The Company believes that these transactions were on terms at least as favorable to the Company as a comparable transaction made on an arm's length basis between unaffiliated parties.

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


Land Acquisitions From Affiliates

     In the fiscal year ended October 31, 2000, the Company purchased 167 lots in Corona, California from entities owned or controlled by James P. Previti with acquisition prices totaling $6.7 million, which was equal to their book value. Over the next 24 months, the Company anticipates purchasing another 2,268 lots, from related entities, located in Corona, Victorville, Rancho Cucamonga, Folsom and Elk Grove, California. As of October 31, 2000, deposits toward the purchase of the 2,268 lots totaled $9.4 million.


Receivables From Affiliates

     During the fiscal year ended October 31, 2000, Accounts Receivables from Related Parties increased by $7.2 million. The increase primarily relates from the Company making four new loans
to related parties.   The first note is a $5.0 million unsecured
note receivable, relating to the sale by the Company of 296 lots in Hemet, California to Forecast Corporation, a limited partner in the Company. This note is due August 31, 2003 and bears interest at 10.0%. The sale was recorded at cost and no gain or loss was recorded on the sale. The second is a $1,125,000 unsecured, note receivable from an affiliated entity in which Mr. Previti is a 50% owner. This note is due March 30, 2001 and bears interest at 10.0%. The third is a $500,000 unsecured, note receivable from an affiliated entity in which Mr. Previti is a 100% owner. This note is due December 31, 2000 and bears interest at 10.0%. The fourth note is a $300,000 unsecured note receivable from Mr. Previti. This note is due December 31, 2000 and bears interest at the rate of 10.0%.


Management Services

     The Company entered into management service agreements
with several affiliates as a part of the above described
reorganization in 1993.   The agreements obligate the Company to
provide certain executive management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee specified in the agreement. In fiscal year 2000, the Company charged $27,675 in net management fees to affiliates.

Transactions  with  Mortgage  Banking  Company  -  Forecast
"Registered Tradename" Home Mortgage LLC

    During fiscal year 1998, the Company entered into negotiations with Norwest for the purpose of forming a broaderbased mortgage services entity that would be better able to attract and fulfill the mortgage needs of the Company's home buyers, increase the Company's cash flow from its mortgage business and take advantage of the standardization in the mortgage industry. As of January 16, 1998, the Company began to send its home buyers to Norwest for all of its mortgage needs. At the same time, Norwest and the Company applied to conduct business as "Forecast "Registered Tradename" Home Mortgage LLC" ("Forecast Mortgage"), a joint venture owned in equal shares by Norwest and Inland Counties Mortgage. The Forecast Group "Registered Tradename", L.P., owns a 98% share of Inland Counties Mortgage. Forecast "Registered Tradename" Corporation owns the other 2%. In July 1999, Wells Fargo purchased Norwest and continues (through Wells Fargo Home Mortgage)to be a partner in Forecast "Registered Tradename" Home Mortgage, LLC. Forecast Mortgage provides the Company with the ability to control the mortgage processing and funding of the loans its home buyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with income for fiscal year 2000 of $595,000, generated through the origination of those mortgage loans to its home buyers.


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


Office Leases

     The Company leases from Previti Realty Fund, approximately 15,500 square feet of office space in Rancho Cucamonga for its corporate and Southern California headquarters and approximately 11,807 in Sacramento. The Company presently pays $24,650 triple net per month to lease its corporate headquarters and $16,179 full service per month for its Sacramento office. "Triple Net" provisions require the Company to pay insurance, taxes and operating expenses on the building while "Full Service" provisions include such expenses in the monthly rent. The terms and conditions of such leases, including rent payments by the Company thereunder, are believed by the Company to be equivalent to such as would be available on an arm's length, fair market value basis.


Aircraft Charter

     From time to time the Company charters aircraft from JP Air Charter, Inc., an affiliate of the Company. In fiscal
2000 the Company paid that affiliate $48,823. All such charter services are provided on terms equivalent to those offered to unaffiliated third parties.


Loan Payable

    From time to time, Mr. Firestone, a former director of the Company, has made non-recourse loans to the Company to partially fund the acquisition of specific communities. Those loans bear interest at the rate of 10% per annum and are repaid at maturity. As of October 31, 2000 the Company was obligated to Mr. Firestone for $1,709,000 by way of such loans. The loans were made on terms commensurate with those generally available for similar loans.


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

(a) (3) Exhibits

Exhibit    Description
-------    -----------

No.
----
1.1        Limited Partnership Agreement of The Forecast
           Group "Registered Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast "Registered Tradename" Mortgage Corporation, Forecast "Registered Tradename" Corporation, Inland Empire Personnel Inc. and Forecast "Registered Tradename" Development, L.P.
1.2 Articles of Incorporation of Forecast "Registered Tradename" Capital Corporation.
1.3        Bylaws of Forecast "Registered Tradename" Capital
           Corporation.
2.1        Form of Indenture by and among The Forecast
           Group "Registered Tradename", L.P., Forecast
           "Registered Tradename" Capital Corporation and United States Trust Company of New York, as Trustee.
2.2        Specimen of Note.
3.1 Employment Agreement by and between The Forecast Group "Registered Tradename", L.P. and James P. Previti dated as of November 1, 1993.
 4.1       Subsidiaries of the Registrant.
                            _________
           Each of the foregoing exhibits was filed as part of the Company's Form S1 and Amendments thereto dated November 24, 1993, January 18, 1994, February 7, 1994 and February 11, 1994 and are incorporated herein by reference.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE FORECAST GROUP                      By: FORECAST "Registered
"Registered Tradename", L.P.                Tradename" CAPITAL
CORPORATION.

By:  FORECAST "Registered               By: /s/ James P. Previti
     Tradename" HOMES, INC.                 -------------------
A California corporation                    President
     its General Partner

By:  /s/ James P. Previti
     --------------------
         President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FORECAST GROUP "Registered Tradename", L.P., by FORECAST
"Registered Tradename" HOMES, INC., General Partner:


           Name              Title                      Date
     --------------   ---------------------    -----------------

/s/ James P. Previti
    ----------------
    James P. Previti    Chairman of the Board, December 14, 2000
                        President, Principal
                        Executive Officer

/s/ Richard B. Munkvold
    -------------------
    Richard B. Munkvold Senior Vice President, December 14, 2000
                        Financial Operations,
                        Principal Accounting
                        Officer

FORECAST "Registered Tradename" CAPITAL CORPORATION:

        Name                 Title                       Date
   ---------------  ----------------------    ----------------

/s/ James P. Previti
    ----------------
James P. Previti        Chairman of the Board, December 14, 2000
                        President, Principal
                        Executive Officer

/s/ Richard B. Munkvold
    -------------------
    Richard B. Munkvold Senior Vice President, December 14, 2000
                        Financial Operations,
                        Principal Accounting
                        Officer



REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Forecast Group "Registered Tradename", L.P.


      We have audited the accompanying consolidated balance sheets of The Forecast Group "Registered Tradename", L.P. and subsidiaries (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of income and partners' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in
the financial statements.   An audit also includes assessing  the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename", L.P. and subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October
31, 2000, in conformity with accounting principles generally accepted in the United States.


                        ERNST & YOUNG LLP


San Diego, California
December 4, 2000, except for Note 10,
as to which the date is December 14, 2000

         The Forecast Group "Registered Tradename", L.P.
                Consolidated Balance Sheets
                       (Amounts in 000's)

                                             October 31
                                        ----------------------
                                          2000        1999
                                        -----------------------
Assets:
-------
 Cash and Cash Equivalents               $26,607     $22,594
 Accounts Receivable                         809       4,298
 Accounts and Notes Receivable,
  Related Parties                         14,149       6,905
 Real Estate Inventory                   142,768     110,800
 Property and Equipment, Net                 435         551
 Other Assets                              1,565       1,770
                                        --------     -------
   Total Assets                         $186,333    $146,918
                                        ========    ========
Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                        $31,382     $25,455
 Accrued Expenses                          6,498       4,007
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                          19,700      19,700
 Collateralized by Real Estate
  Inventory                               44,028      40,932
 Other Notes Payable                       3,525       4,106
                                         -------     -------
   Total Notes Payable                    67,253      64,738
                                         -------     -------

   Total Liabilities                     105,133      94,200

Commitments and Contingencies (Note 9)

Partners' Equity                          81,200      53,018
 Less: Capital Notes Receivable
  From Partners                                -        (300)
                                         -------      ------
   Net Partners' Equity                   81,200      52,718
                                         -------      ------
   Total Liabilities &
    Partners' Equity                    $186,333    $146,918
                                        ========    ========


[FN]        See notes to consolidated financial statements.



           The Forecast Group "Registered Tradename", L.P.
    Consolidated Statements of Income and Partner's Equity
                        (Amount in 000's)

                               For the Year Ended October 31
                              -----------------------------
                                   2000      1999     1998
                             ------------------------------
Homebuilding Revenues         $327,617   $280,644     $198,074
Cost of Homes Sold             259,218    228,859      164,335
                              --------   --------     --------
   Gross Profit                 68,399     51,785       33,739
                              --------   --------     --------
Land Sales Revenues              5,000     42,271          999
Cost of Land Sold                5,000     40,958          999
                              --------   --------     --------
   Gain on Land Sales, net           -      1,313           -
                              --------   --------     --------
Operating Expenses:
-------------------
 Selling & Marketing Exp.       16,820     17,165       14,384
 General & Admin. Exp.          21,361     16,064       11,397
 Other Operating Costs           1,362        223          202
                               -------     ------       ------
   Total Operating Expenses     39,543     33,452       25,983
                               -------     ------       ------
  Operating Income              28,856     19,646        7,756

Other Income (Expenses):
-----------------------
 Interest Income                   965        682          455
 Interest  Expense                   -          -         (264)
 Other Income and Expenses         396      1,247        2,500
                                 -----      -----        -----
   Total Other Income (Exp.)     1,361      1,929        2,691
                                 -----      -----        -----
 Income before
  Extraordinary Gain            30,217     21,575       10,447
 Extraordinary Gain on
  Extinguishment of
   Senior Notes                      -          -           34
                               -------    -------      -------
  Net Income                   $30,217    $21,575      $10,481
                               =======    =======      =======
Partners' Equity at
 Beginning of Year             $53,018    $31,443      $21,426
Capital Distributions, net      (2,035)         -         (464)
Net Income                      30,217     21,575       10,481
                               -------    -------      -------
   Subtotal                     81,200     53,018       31,443
Less: Capital Notes
 Receivable from Partners            -       (300)        (300)
                               -------    -------       ------
Net Partners' Equity at
  End of Year                  $81,200    $52,718      $31,143
                               =======    =======      =======

[FN]         See notes to consolidated financial statements.



            The Forecast Group "Registered Tradename", L.P.
                 Consolidated Statements of Cash Flows
                        (Amount in 000's)

                                  For the year Ended October 31
                                  -----------------------------
                                    2000      1999      1998
                                  -----------------------------
Operating Activities:
---------------------
Net Income                         $30,217    $21,575   $10,481
Adjustments to Reconcile
 Net Income to Net Cash Provided
  by Operating Activities
  Extraordinary Gain on
   Extinguishment of
    Senior Notes                        -           -       (34)
  Depreciation on Property
   and Equipment                       295        389       442
  Loss (Gain) on Sale of Property
   and Equipment                         8         63       (11)
  Gain on Land Sale                      -      1,313         -
  Other Operating Costs              1,362        223       202
  Equity Income of Unconsolidated
   Joint Venture                      (595)      (564)     (588)
  Decrease (Increase) in Accounts
   Receivable                        3,489     (2,889)     (834)
 Increase in Real Estate Inventory (33,330)   (28,184)  (13,342)
 Decrease (Increase) in
  Other Assets                         408       (901)    1,176
 Increase in Accounts Payable and
  Accrued Expenses                   8,418      6,756     7,839
                                    ------      -----    ------
   Net Cash Provided By (Used For)
    Operating Activities            10,272     (2,219)    5,331
                                    ------      -----    ------
Investing Activities:
---------------------
Contribution to Joint Venture           (5)        (7)     (100)
Distribution from Joint Venture        397        795       180
Additions to Property and Equipment   (216)      (369)     (359)
Proceeds from Sale of Property and
 Equipment                              29          -       330
                                    ------       ----     -----
  Net Cash Provided by
   Investing Activities                205        419        51
                                    ------       ----     -----
Financing Activities:
--------------------
 Capital Distributions              (2,035)         -         -
 Payment received on Capital
  Notes Receivable from Partner        300          -         -
 Retirement of Senior Notes at
  11 3/8% due December 2000              -          -    (9,179)
 (Increase) Decrease in Accounts
   and Notes Receivable,
    Related Parties                 (7,244)      3,522   (6,941)
 Proceeds from Notes Payable,
  Collateralized by Real Estate    219,694     220,310  125,691
 Proceeds from Notes Payable,
  Other                                319         322    5,636
 Principal Payments on Notes
  Payable, Collateralized by
   Real Estate                    (216,598)   (214,914)(117,133)
 Principal Payments on Notes
  Payable, Other                      (900)     (1,039)    (813)
                                   -------     -------  -------
    Net Cash (Used For) Provided
     By Financing Activities        (6,464)      8,201   (2,739)
                                   -------     -------  -------
Increase in Cash and
 Cash Equivalents                    4,013       6,401    2,643
Cash and Cash Equivalents at
 Beginning of Year                  22,594      16,193   13,550
                                    ------     -------   ------
Cash and Cash Equivalents at
 End of Year                       $26,607     $22,594  $16,193
                                   =======     =======  =======


[FN]       See notes to consolidated financial statements.

           THE FORECAST GROUP "Registered Tradename", L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 2000


1.   Basis of Presentation

      The Forecast Group "Registered Tradename", L.P. is a California limited partnership (the "Company") which was formed in October 1993 to be the successor to substantially all the assets and liabilities of the single-family residential real estate development business of the James Previti Family Trust (the "Trust") and its affiliates. The Trust is a living, revocable trust with James Previti as Trustor. The Company's sole general partner is Forecast "Registered Tradename" Homes, Inc. "FHI"), a California corporation, which owns a 1% interest in the profits, losses and capital of the Company. Forecast "Registered Tradename" Capital Corporation ("Capital") is a California corporation and a wholly-owned subsidiary of the Company that was formed in 1993 solely to facilitate the offering of 11 3/8% Senior Notes due in December 2000.


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

       On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the years ended
October  31, 2000, 1999 and 1998.

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


Investment in Joint Venture

      The Company accounts for its 50% ownership interest in Forecast "Registered Tradename" Home Mortgage, LLC under the equity method of accounting.


Warranties

      The Company provides one-year limited warranties to purchasers of its homes. Statutory requirements in the states in which the Company does business may grant rights to home buyers in addition to those provided by the Company. Estimated warranty costs are accrued at the time of sale of the homes.


Senior Note Offering Costs

      Included in Other Assets as of October 31, 2000 and 1999 are costs associated with the issuance of Senior Notes in the amount of $24,000 and $167,000 (which are reflected net of accumulated amortization of $1,572,000 and $1,429,000, respectively). The Company is amortizing these costs over seven years and classifies the amortization as additional interest incurred.


Income Taxes

     The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.


Effect of New Accounting Standards

     Effective November 1, 2000, the Company will adopt SFAS NO.
133, Accounting for Derivative Instruments and Hedging
Activities. The adoption of SFAS No. 133 is not anticipated to have an impact on the Company's results of operations or financial conditions as the Company holds no derivative financial instruments and does not currently invest in derivative investments or engage in hedging activities.


3.   Accounts and Notes Receivable, Related Parties

     Accounts and notes receivable, related parties, consist of the following:


                                             October 31,
                                         -------------------
                                             2000      1999
                                         -------------------
Unsecured Note receivable from
 Forecast Corporation                     $5,000,000           -
Receivable from Previti Realty Fund        3,326,000  $2,746,000
Receivables from other affiliates, net     1,356,000   1,278,000
Note receivable from Corona Country
 Club Estates, unsecured                   1,125,000           -
Note receivable from Mr. Previti,
 collateralized by a partnership
  interestin River Road Ventures           1,083,000   1,083,000
Note receivable from Newport Murrieta
 Land Co., secured by real property in
  Flagstaff, Arizona                         657,000     657,000
Note receivable from Previti Realty Fund
 secured by real property in Mohave
  County, Arizona                            641,000     641,000
Note receivable from Previti Realty Fund,
 unsecured                                   500,000           -
Management fees from Affiliates              161,000     500,000
Note receivable from Mr. Previti,
 unsecured                                   300,000           -
                                         -----------  ----------
   Total                                 $14,149,000  $6,905,000
                                         ===========  ==========



    As of October 31, 2000, accounts and notes receivable from related parties, includes a note receivable from an entity in which Mr. Previti is the 100% owner in the amount of $5,000,000 relating to the sale by the Company of 296 lots in Hemet, California. This note is due August 31, 2003 and bears interest at the rate of 10.0%.

    The receivable from an entity in which Mr. Previti is the 100% owner in the amount of $3,326,000 relates to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

     The receivables from other affiliates are primarily advances, which totaled $1,356,000 as of October 31, 2000.

     The unsecured note receivable from an entity in which Mr.
Previti is a 50% owner in the amount of $1,125,000 is due March
30, 2001 and bears interest at 10.0%.

      As of October 31, 2000 and 1999, amounts receivable from related parties include a promissory note from Mr. Previti in the amount of $1,083,000. The note, which is secured by Forecast "Registered Tradename" Mortgage Corporation's partnership interest in River Road Ventures (a California general partnership), is due December 31, 2000 and bears interest at 10.5% per annum.

      As of October 31, 2000 and 1999, amounts receivable from related parties also includes $657,000 due on a note with an original face amount of $844,000 that is due December 31, 2000, and is secured by real property in Flagstaff, Arizona.

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

     The $500,000 unsecured note receivable is from an affiliated entity in which Mr. Previti is the 100% owner. This note is due
December 31, 2000 and bears interest at 10.0%.

     The $300,000 unsecured note receivable is from Mr. Previti.
This note is due December 31, 2000 and bears interest at the rate of 10.0%.

        For further discussion regarding these and other transactions with affiliates, see Note 6.


4.    Real Estate Inventory and Related Notes Payable

     Real estate inventory and related notes payable consist of the following:

                                         October 31, 2000
                                --------------------------------
                                Real Estate        Notes Payable
                                Inventory
                               ---------------------------------


Land Held for Development           $3,232,000                $-
Residential Projects in Process    132,961,000        44,028,000
Model Homes                          6,575,000                 -
                                  ------------       -----------
 Total                            $142,768,000       $44,028,000
                                  ============       ===========

                                         October 31, 1999
                                 -------------------------------
                                Real Estate       Notes Payable
                                Inventory
                                --------------------------------

Land Held for Development           $9,000,000                $-
Residential Projects in Process    100,720,000        40,932,000
Model Homes                          1,080,000                 -
                                 -------------       -----------
 Total                            $110,800,000       $40,932,000
                                 =============       ===========




     During the year ended October 31, 1999, the Company sold and subsequently leased back 71 model homes for a sales price of $13,729,000 and gross profit of $2,354,000. The sales and related profit were recorded in accordance with Statement of Financial Accounting Standard No. 98 "Accounting for Leases".

     Notes payable secured by real estate inventory bear interest at rates ranging from the three month LIBOR rate (6.62% at October 31, 2000) plus 2.10% to prime rate (9.50% at October 31,
2000) plus 1.0%. The interest rate on $22.9 million of the loans outstanding at October 31, 2000 which bear interest at the LIBOR rate plus 2.10% will increase to the prime rate plus .5% if the Company fails to maintain average deposits with the lender of $10 million. At October 31, 2000, the Company's cash balance with this LIBOR lender was in excess of $26.6 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within eighteen months. Notes payable collateralized by residential developments that are in process are generally repaid as units in the related communities are closed.

     At October 31, 2000, the Company had commitments for $114.2 million under several revolving credit facilities with commercial banks and financial institutions of which $39.1 million was outstanding. In addition, at October 31, 2000, the Company had community specific facilities capable of providing aggregate funding of $2.7 million of which $2.7 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $4.2 million, of which $2.2 was outstanding as of October 31, 2000. On October 31, 2000, the aggregate outstanding principal balance under the Company's credit facilities was $44.0 million and the amount of such debt that is recourse to the Company was $14.8 million. Approximately $0, and $10,638,000 of the notes payable outstanding as October 31, 2000 and 1999, respectively, were guaranteed by Mr. Previti.

      The following summarizes the components of interest expense for all notes payable:



                              For the Year Ended October 31
                         --------------------------------------
                             2000        1999           1998
                         --------------------------------------

Interest Incurred and
 Capitalized              $9,877,000   $10,193,000   $6,859,000
Interest Incurred and
 Expensed                          -             -      264,000
                          ----------   -----------   ----------
 Total Interest Incurred  $9,877,000   $10,193,000   $7,123,000
                          ==========   ===========   ==========
Capitalized Interest
 Amortized to Cost of
  Homes Sold              $8,899,000    $8,214,000   $7,865,000
Interest Paid             $9,877,000   $10,193,000   $7,529,000



       The carrying amounts reported above for notes payable secured by real estate approximate their fair value based upon the indebtedness having short term maturities and variable interest rates.


5.   11 3/8% Senior Notes Due December 2000

     In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. At October 31, 2000 Senior Notes with a face value of $19,700,000 are held in names of investors other than the Company. The notes are joint and several senior obligations of the Company and Forecast
Capital "Registered Tradename" Corporation ("Capital"), with interest only payments due semi-annually on June 15 and December 15 of each year. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior indebtedness of the Company. The fair value of the Company's
Senior Notes, held in the names of investors other than the Company, is approximately $19,700,000 based on the market price as of October 31, 2000.

      The Indenture governing the Senior Notes permits the Company to incur up to $15 million in recourse debt in addition to the $50 million of Senior Notes, and to incur additional recourse debt beyond this $15 million limitation if the Company maintains certain debt-to-equity and debt coverage ratios. As of October 31, 2000, the Company met the interest coverage and debt-to-equity ratios, thereby permitting the Company to incur additional recourse debt above the $15 million limit. Notwithstanding the ability to incur recourse debt in excess of $15 million at October 31, 2000, the Company only had outstanding approximately $14.8 million of recourse debt. In addition, the Company is not precluded from incurring additional debt on a non-recourse debt basis, without regard to any interest or debt coverage ratios.

      The Indenture also requires that the Company maintain a minimum net worth of $25 million. If the Company's net worth at the end of each of any two consecutive fiscal quarters (Trigger Dates) is less than $25 million, the Company is then required to make an offer("Net Worth Offer") to all Senior Note holders to acquire, on a pro rata basis, Senior Notes in the aggregate principal amount of $5 million at a purchase price of 100% of the principal amount plus accrued interest ("Net Worth Offer").
The Company may credit against any such Net Worth Offer, the principal amount of Senior Notes previously acquired by the Company.

     During the year ended October 31, 1998 the Company repurchased a portion of its Senior Notes having an aggregate outstanding principal amount of $9,375,000 in the open market.
No repurchases occurred in fiscal year 2000 or 1999. As of October 31, 2000, the Company has repurchased and retired a total of $23,400,000 of the Senior Notes and the remaining $26,600,000 have not been retired, including $6,900,000 which were repurchased and are being held in the Company's name. The notes are due on December 15, 2000, with interest at the rate of 11 3/8% per annum payable semi-annually on June 15 and December 15 of each year.
On December 13, 2000, the Company retired all of its remaining outstanding Senior Notes relating to the $50 million of Senior Notes obtained in 1994, by utilizing existing revolving credit facilities and operating cash flow.


6.    Related Party Transactions

      The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in which Mr. Previti maintains at least a 50% ownership. These leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $486,000, $401,000 and $346,000 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively. See Note 9 of Notes to Consolidated Financial Statements for aggregate operating lease commitments of the Company.

      Through January 15, 1998 mortgages for certain of the Company's customers were provided by Rancho Mortgage "Registered Tradename" Corporation ("Rancho Mortgage"), a corporation in which Mr. Previti is the sole stockholder. During the normal course of business, the Company had entered into certain transactions with Rancho Mortgage "Registered Tradename" for loan commitments under various governmental programs to facilitate its customers ability to obtain financing. Commitment fees paid to Rancho Mortgage "Registered tradename" were approximately $502,000 for the fiscal year ended October 31, 1998.

     As of January 16, 1998 the Company ceased doing business with Rancho Mortgage "Registered Tradename" and started a business relationship with Norwest, Inc. (a nationally recognized mortgage banker, "Norwest"). On August 1, 1998 the
Company (through its limited partnership  interest in Inland
Counties Mortgage, LLC ["Inland Counties"], an affiliated entity of the Company) entered into a joint venture with Norwest under the name Forecast "Registered Tradename" Home Mortgage, LLC ("Forecast Mortgage"). This new entity provides the Company with the ability to influence the mortgage processing and funding of the loans its home buyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with previously unavailable income generated through the origination of those mortgage loans to its home buyers. The Company expects that Forecast "Registered Tradename" Mortgage will be able to capture a greater percentage of its home buyers than had its prior mortgage provider due to the vastly larger mortgage products a company like Norwest is able to offer. During fiscal year 2000, Wells Fargo purchased Norwest and continued (through Wells Fargo Home Mortgage) to be a partner in Forecast "Registered Tradename" Home Mortgage, LLC. During the years ended October 31, 2000, 1999 and 1998, the Company recognized $595,000 $564,000 and $588,000 of income from this joint venture.

     The Company has entered into management services
Agreements with several affiliates, whereby the Company provides certain executive management, real estate development, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee. The Company charged $28,000, $1,178,000 and $1,781,000 in net management fees to affiliates under these agreements for the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

     Included in the management fees earned in the fiscal year ended October 31, 1998 is a $1,100,000 fee earned by the Company from an affiliated entity in which Mr. Previti owns a 50% interest, for development related rights, licensing and services associated with certain real property in Southern California. The Company has management fee receivables from affiliates of $161,000 and $500,000 as of October 31, 2000 and 1999, respectively.

      Through the fiscal year ended October 31, 2000, the Company incurred $8.6 million in site development costs on real property in Northern California, on behalf of an affiliated entity in which Mr. Previti is the 100% owner. The Company has been reimbursed from the sale of Community Facilities District bonds totaling $7.1 million, which leaves $1.5 million remaining to be received from the City of Folsom.

     In the fiscal year ended October 31, 2000, the Company purchased 167 lots in Corona, California from entities owned or controlled by James P. Previti totaling $6.7 million, which was equal to their book value. Over the next 24 months, the Company anticipates purchasing another 2,268 lots located in Corona, Victorville, Rancho Cucamonga, Folsom and Elk Grove, California from related parties. As of October 31, 2000, deposits toward the purchase of the 2,268 lots totaled $9.4 million.

     In May 1995, the Company sold, to an affiliate, a parcel of land located in Bullhead City, Arizona that was approved for the construction of 68 apartment units. The sales price of $641,000 represented 105% of the book value of the parcel as of the sale date, as was required by the Company's Indenture. As consideration for the sale, the Company accepted a note receivable of $641,000 from Previti Realty Fund, which remains outstanding as of October 31, 2000, and is secured by the property.

     From time to time, Mr. Firestone, a member of the Board of Directors, has made non-recourse loans to the Company. These loans bear interest at the rate of 10% per annum and are repaid at maturity. As of October 31, 2000 and 1999, the Company was obligated to Mr. Firestone for $1,709,000 and $487,000, respectively.

     In March 1996, the Company sold a 8.1 acre parcel of land located in Murietta, California, at its book value, to a corporation controlled by Mr. Previti for total consideration of approximately $2.5 million consisting of a note payable to the Company for $844,000 and the assumption by the buyer of $1,679,000 of indebtedness related to the parcel sold. No gain or loss was recognized on the sale. As of October 31, 2000, the principal balance of that note was $657,000.

     In August 2000, the Company sold 296 lots in Hemet,
California, at its book value, to a corporation owned 100% by Mr.
Previti for a total consideration of $5 million in the form of an unsecured note due in August 2003. No gain or loss was recognized on the sale.

     During fiscal year 2000, the Company wrote-off $500,000 of uncollectible receivables from affiliates.

     From time to time the Company charters aircraft from JP Air
Charter, Inc., an affiliate of the Company. During the years ended October 31, 2000, 1999 and 1998, the Company paid the affiliate $48,823, $52,398 and $47,858, respectively.

        For further discussion of these and other transactions with affiliates see Note 3 of Notes to Consolidated Financial
Statements.


7.   Extraordinary Item

       During the year ended October 31, 1998, the Company repurchased a portion of its Senior Notes having an aggregate face value of $9,375,000. The Senior Notes were purchased from Mr. Previti in the open market. Net of allocable issuance costs, the resultant income of $34,000 is reported as an extraordinary gain in the Company's financial statements for the year ended 1998. As of October 31, 2000, affiliates of the Company did not control any additional Senior Notes.


8.   Profit Sharing and Pension Plans

     In fiscal 1995, the Company adopted a non-contributory 401(k) plan covering substantially all employees. In fiscal 1997, the Company adopted a qualified matching program relating to employees' contribution to their 401(k) plans, and created an obligation for the Company to contribute 25% of any employee's contribution to the 401(k) plan, up to the first 6% of any one employees' contribution. In fiscal year 2000, the Company modified its employer matching funds, to equal 100% of the first 3% of any employee's contribution to their 401(k) account. Participating employees vest in the Company's matching contribution over a five (5) year period, at 20% per year. During 2000, 1999 and 1998, the Company paid $142,000, $95,000 and $30,000, respectively, to employees' accounts as a result of this program.


9.   Commitments and Contingencies

COMMITMENTS

      The Company leases office facilities under noncancelable operating leases expiring in 2000 and 2004. Aggregate rental costs incurred under such leases were $583,000, $401,000 and $496,000 for the years ended October 31, 2000, 1999 and 1998, respectively.
Future minimum annual rental payments of $237,000 and $140,000 for its Corporate Office are due during 2001 and 2002, respectively.
Future minimum annual rental payments of $141,000, $144,000, $146,000 and $99,000 for its Sacramento office are due during 2001, 2002, 2003 and 2004, respectively. Future minimum annual rental payments of $38,000, $17,000 and $14,000 for its four satellite offices in Southern
California are due during 2001, 2002 and  2003, respectively.
See Note 6 of Notes to Consolidated Financial Statements for further discussion regarding leases with affiliates.


CONTINGENCIES

     The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

     In addition to the routine litigation, the Company's contingent liabilities include warranty obligations and other disputes arising from construction and sales of single family homes in the ordinary course of business. In the opinion of management, adequate reserves have been provided for warranty obligations and ultimate outcome of any disputes on these other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


10.  Subsequent Event

     On December 13, 2000, the Company retired all of its remaining $26,600,000 of outstanding Senior Notes relating to the $50 million of Senior Notes obtained in 1994, by utilizing existing revolving credit facilities and operating cash flow.

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors
Forecast "Registered Tradename" Capital Corporation

       We have audited the accompanying balance sheets of Forecast "Registered Tradename" Capital Corporation (the "Company") as of October 31, 2000 and 1999 and the related statements of operations and shareholders' deficit, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the
Company's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in
the financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forecast "Registered Tradename" Capital Corporation at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.


                        ERNST & YOUNG LLP


San Diego, California
December 4, 2000


         Forecast "Registered Tradename" Capital Corporation
                          Balance Sheets

                                                 October 31
                                            -----------------
                                             2000        1999
                                            -----------------
Assets:
  Cash                                       $500          $800
                                             ----          ----
 Total Assets                                $500          $800
                                             ====          ====

Liabilities & Shareholders' Deficit:
  Accounts Payable                           $300          $300
  Accounts Payable, Related Parties         7,300         6,400
                                           ------        ------
 Total Liabilities                         $7,600        $6,700
                                           ------        ------
Common Stock, $1.00 par value:
 Authorized 10,000 shares
   Issued and Outstanding 2,500 shares      2,500         2,500
Accumulated Deficit                        (9,600)       (8,400)
                                            -----         -----
 Total Shareholders' Deficit               (7,100)       (5,900)
                                            -----         -----
 Total Liabilities & Shareholders' Deficit   $500          $800
                                            =====         =====

[FN]                  See notes to financial statements.


       Forecast "Registered Tradename" Capital Corporation
         Statements of Operations and Shareholders' Deficit


                                   For the Year Ended October 31
                                   -----------------------------
                                       2000       1999      1998
                                   -----------------------------
General & Administrative Expenses     $400       $500      $200
Income Tax Expense                     800        800       800
                                    ------     ------    ------
    Net Loss                       ($1,200)   ($1,300)  ($1,000)
                                    ======     ======    ======
Shareholders' Deficit at
 Beginning of Year                 ($5,900)   ($4,600)  ($3,600)
Net Loss                           ($1,200)   ($1,300)  ($1,000)
                                    ------     ------    ------
    Shareholders' Deficit at
     End of Year                   ($7,100)   ($5,900)  ($4,600)
                                    ======     ======    ======


[FN]              See notes to financial statements.



                   Forecast "Registered Tradename" Capital
                    Corporation Statements of Cash Flows

                                   For the year Ended October 31
                                   -----------------------------
                                    2000     1999        1998
                                   -----------------------------

Net Loss                          ($1,200)    ($1,300) ($1,000)
Increase in Accounts Payable,
 Related Parties                      900       2,000    1,000
                                   ------      ------   ------
Increase (Decrease) in Cash
 and Cash Equivalents               ($300)       $700       $0
Cash and Cash Equivalents at
 Beginning of Year                    800         100      100
                                   ------      ------    -----
Cash and Cash Equivalents at
 End of Year                         $500        $800     $100
                                   ======      ======     ====

[FN]            See notes to financial statements.

                   FORECAST "Registered Tradename" CAPITAL
                   CORPORATION NOTES TO FINANCIAL STATEMENTS
                                October 31, 2000


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