Form 10-Q
period 2001-01-31
FORECAST GROUP LP
filed 2001-03-16
CIK 915350

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the period ended January 31, 2001

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OR 1934

            For the transition period from     N/A
                                               ---

Commission File Number 33-72106
                       --------


             THE FORECAST GROUP "Registered Tradename", L.P.
             -----------------------------------------------
     (Exact Name of Registrant as specified in its charter)

California                 33-0582072
----------                 ----------
(State of Organization)    (IRS EmployerIdentification Number)

10670 Civic Center Drive, Rancho Cucamonga, California   91730
------------------------------------------------------  ---------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:(909)987-7788

    Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class    Name of Each Exchange on Which Registered
-------------------    -----------------------------------------
         None                          None

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




               YES   X    NO___


There was no voting stock held by non-affiliates of the Registrant at March 16, 2001.





        THE FORECAST GROUP "Registered Tradename", L.P.
                 CONSOLIDATED BALANCE SHEETS
                       (Amounts in 000's)



                            January 31, 2001  October 31, 2000
                               (Unaudited)
                               ----------------  ---------------
Assets:
-------
 Cash and Cash Equivalents        $23,962           $26,607
 Accounts Receivable                1,264               809
 Accounts and Notes Receivable,
   Related Parties                 14,449            14,149
 Real Estate Inventory            171,533           142,768
 Property and Equipment, Net          425               435
 Other Assets                       1,380             1,565
                                 --------         ---------
  Total Assets                   $213,013          $186,333
                                 ========         =========

Liabilities & Partners' Equity:
------------------------------
 Accounts Payable                 $31,030           $31,382
 Accrued Expenses                   5,862             6,498
 Notes Payable:
   Senior Notes at 11 3/8% due
    December 2000                       -            19,700
   Collateralized by Real Estate
    Inventory                      79,716            44,028
   Unsecured                        6,920                 -
   Other Notes Payable                  -             3,525
                                  -------           -------
  Total Notes Payable              86,636            67,253
                                  -------           -------
  Total Liabilities              $123,528          $105,133

 Partners' Equity                  89,485            81,200
                                 --------          --------
 Total Liabilities &
  Partners' Equity               $213,013          $186,333
                                 ========          ========


[FN]           See notes to consolidated financial statements.




         THE FORECAST GROUP "Registered Tradename, L.P.
      CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY FOR
      THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                           (Unaudited)
                       (Amounts in 000's)

                                        Three Months Ended
                                           January 31,
                                        ------------------
                                        2001          2000
                                        ------------------
Homebuilding Revenues                   $82,471      $61,041
Cost of Homes Sold                       63,819       48,782
                                        -------      -------
   Gross Profit                          18,652       12,259
                                        -------      -------

Land/Lot Sale Revenues                    2,524            -
Cost of Land/Lot Sold                     2,911            -
                                        -------      -------
   Loss on Land/Lot Sales                  (387)           -
                                        -------      -------
Operating Expenses:
-------------------
 Selling & Marketing Expenses             3,919        3,834
 General & Admin. Expenses                5,785        4,174
 Other Operating Costs                       10        1,274
                                          -----        -----
   Total Operating Expenses               9,714        9,282
                                          -----        -----
Operating Income                          8,551        2,977

Other Income
------------
 Interest Income                            264          183
 Other Income and Expenses, net             335          182
                                           ----         ----
   Total Other Income                       599          365
                                         ------       ------
Net Income                               $9,150       $3,342
                                         ======       ======

Partners' Equity at Beginning
 of Period                              $81,200      $53,018
Capital Distribution                       (865)      (2,025)
Net Income this Period                    9,150        3,342
                                        -------      -------
Net Partners' Equity at End
 of Period                              $89,485      $54,335
                                        =======      =======


[FN]          See notes to consolidated financial statements.






              THE FORECAST GROUP "Registered Tradename, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                           (Unaudited)
                       (Amounts in 000's)


                                    For the Three Months Ended
                                           January 31,
                                   ---------------------------
                                          2001          2000
                                   ---------------------------
Operating Activities:
---------------------
Net Income                                   $9,150    $3,342
Adjustments to Reconcile Net Income to
 Net Cash Used for Operating Activities
  Depreciation on Property and Equipment         64        75
   Loss on Sale of Property and Equipment         -         1
   Loss on Land/Lot Sales                       387         -
   Other Operating Costs                         10     1,274
   Equity Income of Unconsolidated
    Joint Venture                               191       101
   (Increase)/Decrease in Accounts Rec.        (455)    2,988
   Increase in Real Estate Inventory        (29,162)  (12,558)
   Increase in Other Assets                    (231)      (52)
   Increase in Accounts Payable and
    Accrued Expenses                           (988)   (8,178)
Decrease in Other Liabilities                    -       (514)
                                             -------   ------
   Net Cash Used for Operating Activities   (21,034)  (13,521)
                                             -------   ------
Investing Activities:
---------------------
Distribution from Joint Venture                 225       127
Additions to Property and Equipment             (54)       16
                                              -----     -----
   Net Cash Provided by Investing Activities    171       143
                                              -----     -----
Financing Activities:
---------------------
 Capital Distributions                         (865)   (2,025)
 Decrease in Capital Note Receivable
  from Partner                                    -       300
 Increase in Accounts and Notes Receivable,
  Related Parties                              (300)   (1,942)
 Proceeds from Notes Payable, Collateralized
  by Real Estate                             90,119    57,691
 Proceeds from Notes Payable, Unsecured       6,587         -
 Proceeds from Notes Payable, Other           3,769        80
 Principal Payments on Notes Payable,
  Senior Notes                              (19,700)        -
 Principal Payments on Notes Payable,
  Collateralized by Real Estate             (52,198)  (37,504)
 Principal Payments on Notes Payable,
  Unsecured                                  (1,900)        -
 Principal Payments on Notes Payable,
   Other                                     (7,294)     (506)
                                             ------     -----
  Net Cash Provided by Financing
   Activities                                18,218    16,094
                                             ------    ------
(Decrease)/Increase in Cash and Cash
 Equivalents                                 (2,645)    2,716
Cash and Cash Equivalents at Beginning
 of Period                                   26,607    22,594
                                             -------   ------
Cash and Cash Equivalents at End
 of Period                                  $23,962   $25,310
                                            =======   =======


[FN]         See notes to consolidated financial statements.

             THE FORECAST GROUP "Registered Tradename, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended
October 31, 2000 (File No. 33-72106) as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended January
31, 2001, do not necessarily indicate the results that can be expected for the full fiscal year.

     The results of operations for the three months ended January 31, 2001, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in the Form 10-K for the year ended October 31, 2000 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:

      - Changes in national economic conditions such as interest rates, consumer confidence and job loss or formation statistics
      - Changes in economic conditions in the markets in which the Company operates
      -  Fluctuations in mortgage and federal funds interest rates
      - Cost increases resulting from adverse weather conditions, shortages of labor and/or construction materials
      - Changes in governmental regulations which may delay new home development or impose additional costs or fees.


2.   Real Estate Held for Development and Sale and Related
     Notes Payable

   Real estate held for development and sale and related notes payable consist of the following:


(Amounts in 000's)



                                          January 31, 2001
                                  ------------------------------
                                  Real Estate
                                  Inventory        Notes Payable
                                  ------------------------------

Land Held for Development            $1,198                  $-
Residential Projects in Process     163,097              79,716
Model Homes                           7,238                   -
                                   --------            --------
   Total                           $171,533             $79,716
                                   ========            ========


                                           October 31, 2000
                                  -----------------------------
                                  Real Estate     Notes Payable
                                  Inventory
                                  -----------------------------
Land Held for Development            $3,232                  $-
Residential Projects in Process     132,961              44,028
Model Homes                           6,575                   -
                                   --------             -------
   Total                           $142,768             $44,028
                                   ========             =======



3.    Interest

   The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amounts in 000's)

                                            For The Three Months
                                                     Ended
                                                  January 31,
                                              ------------------

                                               2001        2000
                                              ------------------

Interest incurred and capitalized              $2,656     $2,418
Interest incurred and expensed                      -          -
                                               ------     ------
   Total Interest Incurred                     $2,656     $2,418
                                               ======     ======

Capitalized interest amortized to cost
 of homes sold                                 $2,028     $1,804
Interest paid                                  $3,509     $2,978




4.   Transactions With Affiliates

   During the three months ended January 31, 2001, the Company sold land in Bullhead, Arizona to an affiliated entity in which Mr. Previti is the 100% owner for a sales price of $1,713,361. The Company received cash payments of $400,000 and an unsecured note of $1,313,000. No gain or loss was recognized on the sale.


5.  Receivables From Affiliates

    During the three months ended January 31, 2001, accounts and notes receivable from related parties increased $300,000. The increase primarily relates to the addition of a $387,000 receivable from an affiliated entity in which Mr. Previti is the 100% owner, related to costs incurred by the Company, on behalf of the affiliate, for certain development activities on real property in Northern California.

    In addition, the Company received an unsecured note receivable of $1,313,000 related to the sale of land to an affiliated entity in which Mr. Previti is the 100% owner. These increases in receivables from affiliates were offset by $1,500,000 of payments received.


6.  11 3/8% Senior Notes Due December 2000

    In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. On December 13, 2000, the Company retired the remaining outstanding $19,700,000 of Senior Notes held in the names of investors other than the Company.


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

  On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the three months ended
January 31, 2001 or 2000.

          THE FORECAST GROUP "Registered Tradename", L.P.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Part I.      Item 2.

Results of Operations
---------------------

      The following table sets forth, for the period indicated,
certain income statement items as percentages of total home
building sales and certain other data.   This table excludes
land/lot sales revenue and cost of land/lot sold.


                                   Percent of Housing Sales
                                  For the Three Months Ended
                                         January 31,
                                  ---------------------------
                                  2001          2000
                                  ---------------------------

Homebuilding Revenues              100.0%       100.0%
Cost of Homes Sold                  77.4%        79.9%
                                   ------       ------
  Gross Profit                      22.6%        20.1%

Operating Expenses:
-------------------
  Selling & Marketing Expenses       4.8%         6.3%
  General & Admin. Expenses          7.0%         6.8%
  Other Operating Costs              0.0%         2.1%
                                    ----         ----
    Total Operating Expenses        11.8%        15.2%

Operating Income                    10.8%         4.9%
                                    ====          ====


Number of homes closed               374          307
Number of homes sold                 437          330
Number of homes in backlog           443          269

Aggregate value of backlog
(in millions)                      $97.7        $52.0
                                   =====        =====



Results of Operations
---------------------

For the Three Months ended January 31, 2001 and January 31, 2000

     Housing revenues of $82.5 million set a first fiscal quarter Company record. This result represents an increase of $21.4 million or 35.1% from the three months ended January 31, 2000. The revenues for the three months ending January 31, 2001 represent a record of 374 closings, an increase of 67 closings or 21.8% over the three months ending
January 31, 2000. The increase reflects the continued strength of the California housing market which resulted in increased absorption rates and overall sales for the Company in its California submarkets. Sales for the three months were 437 units, representing an increase of 32.4% from the three months ended January 31, 2000. The average sales price of the homes closed during the three months ended
January 31, 2001, was $220,511 as compared to $198,831 for the same period a year ago, representing an increase of 10.9%. The increase in average sales price is due primarily to increasing prices in high demand communities and a shift in closings towards higher priced communities. The sales and closings achieved in the first quarter ending January 31, 2001, set company records despite weather related challenges that were overcome.

     Gross profit from housing sales was $18.7 million for the three months ended January 31, 2001, representing an increase of $6.4 million, or 52.1%, from the three months ended January 31, 2000. During the same three month period, gross profit per home increased to $49,872, from $39,932, representing a 24.9% increase over the comparable period in 2000. Gross profit margin for the three months ended January 31, 2001 rose to 22.6% versus
20.1% for the same period one year earlier. The increase in gross profit and gross margin was due primarily to the continued strength of the California market and increasing sales prices while maintaining construction costs at level amounts.

     During the three months ended January 31, 2001, the Company sold two lots in Phoenix, Arizona, 28 lots in Perris, California and one parcel of land located in Bullhead, Arizona, which resulted in a net loss of $387,000. There were no land sales in the comparable three month period of 2000.

     The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.5%, for the three months ended January 31, 2001, from 3.0% for the same period a year ago. This decrease is directly attributable to the Company's record level of closings experienced in the first three months of fiscal year 2001, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs. In addition, the Company continuously evaluates the cost of capital charged by each of its' lenders and manages its' debt level relating to those lenders.

     Selling and marketing expenses decreased by $85,000 or 2.2% during the three months ended January 31, 2001, as compared to the three months ended January 31, 2000. Selling and marketing, as a percentage of revenue, decreased to 4.8% from 6.3% for the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

     General and administrative expenses increased 0.2% as a percentage of revenue, to 7.0% for the three months ended January 31, 2001 as compared to the three months ended January 31, 2000. The increase is attributable to an increase in the number of employees of the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities in order to achieve the Company's Three-Year Business Plan and an increase in the bonuses paid to the Company's employees due to the record profits realized in the three months ended January 31, 2001.

    Other operating costs for the three months ended January 31, 2001 were $10,000, as compared to $1,274,000 for the three months ended January 31, 2000. The other operating costs of $1,274,000 during the three months ended January 31, 2000, was due to the expensing of carrying costs of one community in Fontana that had been held for future development. The Company has begun developing the Fontana community and anticipates its first deliveries in the second fiscal quarter of 2001.

     Net income increased 173% to $9.1 million during the three months ended January 31, 2001, as compared to a net income of
$3.3  million for the three months ended January 31, 2000.   Net
income, as a percentage of revenue, increased to 11.1% as compared to 5.5% a year ago. This increase was primarily attributable to increased closings and the overall improvement of market conditions in those areas in which the Company operates.

    During the three months ended January 31, 2001, distributions to partners totaled $865,000. For the three months ended January 31, 2000, distributions to partners totaled $2.0 million, of which $300,000 was to Forecast Homes Inc., who then paid off its note payable to the Company.



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

      The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cashflow from operations.
The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through the use of cash provided by a combination of closings and financing activities. In February 1994, the Company issued $50 million
11 3/8% Senior Notes due in 2000 through a public debt offering. At certain times during the past few years the Company has repurchased portions of its outstanding 11 3/8% Senior Notes due in 2000, on the open market and subsequently retired such repurchased 11 3/8% Senior Notes.
As of January 31, 2001, the Company had paid off and retired the remaining outstanding Senior Notes.

      At January 31, 2001, the Company had commitments for $121.7 million under several revolving credit facilities with commercial banks and financial institutions, of which $78.5 million was outstanding. In addition, at January 31, 2001, the Company had community specific facilities capable of providing aggregate fundings of $1.2 million, of which $1.2 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time-to time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $6.9 million, of which $6.9 was outstanding as of January 31, 2001. On January 31, 2001, the aggregate outstanding principal balance under all of the Company's credit facilities was $86.6 million and the recourse to the Company from those borrowings was 34% of the total outstanding sums, or $29.4 million.

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

     There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources in the form of retained earnings and debt financing will be sufficient to meet its normal operating requirements over the near term.

                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
(a)  None


Item 2.  Changes in Securities
         ---------------------

(a)  Paid in full on December 13, 2000


Item 3.  Defaults upon Senior Securities
         -------------------------------

(a)  None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)  None


Item 5.  Other Information
         ------------------

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


         THE FORECAST GROUP "Registered Tradename, L.P.
         ----------------------------------------------
     By: FORECAST Registered Tradename" HOMES, INC.
         ------------------------------------------
         A California Corporation
         its General Partner



March 16, 2001            By:  /s/ James P. Previti
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