Form 10-Q
period 2001-04-30
FORECAST GROUP LP
filed 2001-05-29
CIK 915350

FORM 10-Q



 	                SECURITIES AND EXCHANGE COMMISSION
 	                    WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

             For the period ended April 30, 2001
			OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OR 1934

            For the transition period from     N/A
                                               ---
Commission File Number 33-72106
                       --------


 	        THE FORECAST GROUP "Registered Tradename", L.P.
  	     (Exact Name of Registrant as specified in its charter)

     	         California 			     33-0582072
               ----------                      ----------
	 (State of Organization)	(IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California      91730
----------------------------------------------------        -----
(Address of principal executive offices)	              (Zip Code)

Registrant's telephone number, including area code:  (909)  987-7788

Securities Registered Pursuant to Section 12(b) of the Act:

	Title of Each Class 	      Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------
  	         None 				 	     None


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

			YES   X    NO___

There was no voting stock held by non-affiliates of the Registrant at May 25, 2001.




                 THE FORECAST GROUP "Registered Tradename", L.P.
                           CONSOLIDATED BALANCE SHEETS



                                     April 30, 2001    October 31, 2000
                                       (Unaudited)
                                     --------------    ----------------
Assets:
-------
 Cash and Cash Equivalents             $22,994         $26,607
 Accounts Receivable                     7,536             809
 Accounts and Notes Receivable,
  Related Parties                        7,040          14,149
 Real Estate Inventory                 186,932         142,768
 Property and Equipment, Net               388             435
 Other Assets                            2,156           1,565
                                      --------        --------
   Total Assets                       $227,046        $186,333
                                      ========        ========


Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                      $32,386         $31,382
 Accrued Expenses                        6,681           6,498
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                             -          19,700
  Collateralized by Real Estate
   Inventory                            81,899          44,028
  Unsecured                              4,027               -
  Other Notes Payable                        -           3,525
                                      --------        --------
    Total Notes Payable                 85,926          67,253
                                      --------        --------
  Total Liabilities                   $124,993        $105,133


 Partners' Equity                      102,053          81,200
                                      --------        --------
  Total Liabilities &
   Partners' Equity                   $227,046        $186,333
                                      ========        ========


[FN]              See notes to consolidated financial statements.



                  THE FORECAST GROUP "Registered Tradename", L.P.
             CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
           FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                  (Unaudited)
                              (Amounts in 000's)


                                      Six Months Ended     Three Months Ended
                                          April 30,             April 30,
                                      -----------------     -------------------
                                      2001        2000      2001       2000
                                      -------------------   -------------------
Homebuilding Revenues                $192,460    $130,086   $109,989    $69,045
Cost of Homes Sold                    146,028     103,692     82,209     54,910
                                     --------    --------   --------    -------
  Gross Profit                         46,432      26,394     27,780     14,135
                                     --------    --------   --------    -------

Land Sale Revenues                     19,739           -     17,215          -
Cost of Land Sold                      18,296           -     15,385          -
                                      -------    --------   --------    -------
  Gain on Land Sales                    1,443           -      1,830          -
                                      -------    --------   --------    -------

Operating Expenses:
-------------------
 Selling & Marketing Expenses           8,454       7,999      4,535      4,165
 General & Administrative Expenses     13,385       9,259      7,600      5,085
 Other Operating Costs                     28       1,342         18         68
                                       ------      ------     ------      -----
  Total Operating Expenses             21,867      18,600     12,153      9,318
                                       ------      ------     ------      -----
Operating Income                       26,008       7,794     17,457      4,817

Other Income (Expenses):
------------------------
Interest Income                           539         482        275        299
Other Income and Expenses, net           (129)        438       (464)       256
                                      -------      ------    -------     ------
  Total Other Income (Expenses)           410         920       (189)       555
                                      -------      ------    -------     ------
Net Income                            $26,418      $8,714    $17,268     $5,372
                                      =======      ======    =======     ======

Partners' Equity at
 Beginning of Period                  $81,200     $53,018    $89,485    $54,335
 Capital Distribution                  (5,565)     (2,025)    (4,700)         -
Net Income this Period                 26,418       8,714     17,268      5,372
                                      -------     -------    -------     ------
Net Partners' Equity at
  End of Period                      $102,053     $59,707   $102,053    $59,707
                                     ========     =======   ========    =======


[FN]                 See notes to consolidated financial statements.




                   THE FORECAST GROUP "Registered Tradename", L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                    (Unaudited)
                                 (Amounts in 000's)
                                                                                    								   For the Six Months Ended
                                                           April 30,
                                                   -------------------------
                                                     2001          2000
                                                   -------------------------
Operating Activities:
---------------------
Net Income                                           $26,418        $8,714
Adjustments to Reconcile Net Income to
 Net Cash Used for Operating Activities
   Depreciation on Property and Equipment                122           142
   Loss on Sale of Property and Equipment                  -             1
   Gain on Land/Lot Sales                             (1,443)            -
   Other Operating Costs                                  28         1,342
   Equity Income of Unconsolidated Joint Venture         431           202
   (Increase)/Decrease in Accounts Receivable         (6,727)        3,302
   (Increase) in Real Estate Inventory               (42,749)      (23,214)
   (Increase/Decrease in Other Assets                 (1,463)           12
   (Increase)/(Decrease) in Accounts Payable
    and Accrued Exp.                                   1,187        (7,240)
                                                     -------       -------
     Net Cash Used for Operating Activities          (24,196)      (16,739)
                                                     -------       -------

Investing Activities:
---------------------
(Contribution) to Joint Venture                            -            (5)
Distribution from Joint Venture                          441           127
(Additions) to Property and Equipment                    (75)          (28)
                                                      ------       -------
     Net Cash Provided by Investing Activities           366            94
                                                      ------       -------

Financing Activities:
--------------------
Capital (Distributions)                               (5,565)       (2,025)
Decrease in Capital Note Receivable from Partner           -           300
(Increase)/Decrease in Accounts and
  Notes Receivable, Related Parties                    7,109        (6,675)
Proceeds from Notes Payable, Collateralized by
 Real Estate                                         159,420       103,504
Proceeds from Notes Payable, Unsecured                 6,775             -
Proceeds from Notes Payable, Other                     3,769           156
Principal (Payments) on Notes Payable,
 Senior Notes                                        (19,700)            -
Principal (Payments) on Notes Payable,
 Collateralized by Real Estate                      (119,316)      (79,465)
Principal (Payments) on Notes Payable,
 Unsecured                                            (4,981)            -
Principal (Payments) on Notes Payable, Other          (7,294)         (506)
                                                     -------       -------
     Net Cash Provided by Financing Activities        20,217        15,289
                                                     -------       -------

Decrease in Cash and Cash Equivalents                 (3,613)       (1,356)
Cash and Cash Equivalents at Beginning of Period      26,607        22,594
                                                     -------       -------
Cash and Cash Equivalents at End of Period           $22,994       $21,238
                                                     =======       =======


[FN]                 See notes to consolidated financial statements.

                   THE FORECAST GROUP "Registered Tradename", L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in the Form 10-K for the year ended October 31, 2000 (File No. 33-72106) as filed with the Securities and Exchange Commission.

      The results of operations for the six months ended April 30, 2001, do not necessarily indicate the results that can be expected for the full fiscal year.

	The results of operations for the six months ended April 30, 2001, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in the Form 10-K for the year ended October 31, 2000 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:


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

2.  Inventory

	A summary of inventory is as follows:

(Amounts in 000's)

                                            April 30, 2001      October 31, 2000
                                            --------------      ----------------


Homes Under Construction                        $128,219              $71,399
Development Projects in Process                   33,589               49,501
Unimproved Land held for Future Development       13,058               15,293
Model Homes                                       12,066                6,575
                                                --------             --------
   Total                                        $186,932             $142,768
                                                ========             ========




3.    Interest

	The following summarizes the components of interest incurred, capitalized, expensed and paid:


(Amounts in 000's)

                                    For the Six Months      For the Three Months
                                            Ended                    Ended
                                          April 30,                 April 30,
                                    ------------------      --------------------
                                    2001        2000        2001          2000
                                    ------------------      --------------------
Interest incurred and capitalized    $5,114     $5,250      $2,458       $2,832
Interest incurred and expensed            -          -           -            -
                                     ------     ------      ------       ------
   Total Interest Incurred           $5,114     $5,250      $2,458       $2,832
                                     ======     ======      ======       ======


Capitalized interest amortized to
 cost of homes sold                  $3,800     $3,556      $1,772       $1,752
Interest paid                        $5,967     $5,250      $2,458       $2,272




4.   Transactions With Affiliates

	During the six months ended April 30, 2001, the Company sold land in Bullhead, Arizona to an affiliated entity in which Mr. Previti is the 100% owner for a sales price of $1,713,361. The Company received cash payments of $400,000 and an unsecured note of $1,313,000. No gain or loss was recognized on the sale.


5.  Receivables From Affiliates

	During the six months ended April 30, 2001, accounts and notes receivable from related parties decreased $7.1 million. The decrease primarily relates to the paydown of certain receivables from affiliated entities in which Mr. Previti is the 100% owner.


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

	On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the six months ended April 30, 2001 or 2000.

                   THE FORECAST GROUP "Registered Tradename", L.P.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Part I.      Item 2.

Results of Operations
---------------------

	The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data. This table excludes land/lot sales revenue and costs of land/lot sold.




                                      Percent of               Percent of
                                    Housing Sales            Housing Sales
                                     For the Six             For the Three
                                     Months Ended             Months Ended
                                      April 30,                 April 30,
                               --------------------     -----------------------
                               2001            2000      2001             2000
                               --------------------      ----------------------

Homebuilding Revenues         100.0%           100.0%      100.0%         100.0%
Cost of Homes Sold             75.9%            79.7%       74.7%          79.5%
                              ------          ------      ------        -------
  Gross Profit                 24.1%            20.3%       25.3%          20.5%

Operating Expenses:
-------------------
 Selling & Marketing Exp.       4.4%             6.1%        4.1%           6.0%
 General & Admin. Expenses      7.0%             7.1%        6.9%           7.4%
 Other Operating Costs          0.0%             1.0%        0.0%           0.1%
                               ----             -----       -----          -----
    Total Operating Exp.       11.4%            14.2%       11.0%          13.5%

Operating Income               12.7%             6.1%       14.3%           7.0%
                               ====             ====       =====            ====




                             Amount     %     Amount     Amount      %    Amount
                                      Change                      Change
                             ------------------------     ---------------------

Number of sales,
 net of cancellations:
----------------------
Northern California             448    13.7%    394        250    -0.4%    251
Southern California             594    46.3%    406        357    63.0%    219
Arizona                           9     N/A       -          7     N/A       -
                              -----    -----    ----       ---    -----   ----
   Total                      1,051    31.4%    800        614    30.6%    470



Number of closings:
-------------------
Northern California             464    54.2%    301        272    72.2%    158
Southern California             415    14.3%    363        234    17.6%    199
Arizona                           1     N/A       -          -     0.0%      -
                                ---    ----     ---       ----    -----    ---
   Total                        880   32.5%     664        506    41.7%    357


Backlog units at
 end of period:
---------------
Northern California                                        232    4.5%     222
Southern California                                        311   94.4%     160
Arizona                                                      8    N/A        -
                                                           ---   ----     ----
   Total                                                   551  44.2%      382

Aggregate value of backlog (in millions)                 125.1           $76.4
                                                         =====           =====




Results of Operations
For the Six Months ended April 30, 2001 and April 30, 2000

      Despite weather related delays in the commencement of construction at the beginning of calendar year 2001, the Company produced record revenues, closings and home sales for the six-month period ended
April 30, 2001, which were slightly greater than our annual business plan projection. Housing revenues were $192.5 million, an increase of $62.4 million, or 47.9%, from the six months ended April 30, 2000.
The closings of 880 homes was an increase of 216 closings, or 32.5%, over the six-month period ended April 30, 2000. The record home sales realized was 1,051 homes, representing an increase of 251 homes, or 31.4%, over the six-month period ended April 30, 2000. The increase in these three indices was due to increased demand for housing by first-time homebuyers that itself stemmed from the continued strength of the affordable range of the California housing market and, to a lesser degree, the reduction of mortgage rates during the first part of the period. The average sales price of the homes closed in the six months ended April 30, 2001 was $218,705, an increase of $22,792 or 11.6%, as compared to the six-month period ended April 30, 2000. The increase in average sales price was due primarily to the Company's ability to increase prices in its high demand communities. The Company was successfully able to achieve this result by carefully weighing the affordability of its homes against the desired absorption of those same homes, while at the same time not seeking to raise prices merely to achieve the highest possible revenues.

	Gross profit from housing sales was $46.4 million for the six months ended April 30, 2001, representing an increase of $20 million, or 75.9%, from the six months ended April 30, 2000. During the same six-month period, gross profit per home increased to $52,764, from $39,750, representing a 32.7% increase over the comparable period in 2000. Gross profit margin for the six months ended April 30, 2001 rose to 24.1% versus 20.3% for the same period one year earlier. The increase in gross profit and gross margin was due primarily to the continued strength of the affordable range of the California housing market, which permits the Company to increase sales prices while maintaining construction costs at level amounts.

	During the six months ended April 30, 2001, the Company sold 245 lots in Phoenix, Arizona, 28 lots in Perris, California, one parcel of land located in Bullhead, Arizona, 61 lots in Oceanside, California, and 69 lots in Corona, California, all of which, in the aggregate, resulted in net gains of $1,443,000. There were no land sales in the comparable six-month period of 2000.

	The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.0%, for the six months ended April 30, 2001, from 2.70% for the same period a year ago. This decrease is directly attributable to the Company's increased level of closings experienced in the first six months of fiscal year 2001, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs. In addition, the Company continuously evaluates the cost of capital charged by each of its' lenders and carefully monitors and manages its' debt level relating to those lenders.

	Selling and marketing expenses decreased by $455,000 or 5.7% during the six months ended April 30, 2001, as compared to the six months ended April 30, 2000. Selling and marketing, as a percentage of revenue, decreased to 4.4% from 6.1% for the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

	General and administrative expenses decreased from 7.1% to 7.0%, as a percentage of revenue, for the six months ended April 30, 2001 as compared to the six months ended April 30, 2000. The decrease is primarily attributable to efficiencies in operations and the higher volume of closings achieved during the six months ended April 30, 2001.

	Other operating costs for the six months ended April 30, 2001 were $28,000, as compared to $1,342,000 for the six months ended
April 30, 2000. The other operating costs of $1,342,000 during the six months ended April 30, 2000, was due to the expensing of carrying costs of one community in Fontana that had been held for future development. The Company has begun developing the Fontana community and has begun closing homes in the second quarter of fiscal 2001.

	Net income increased 203.2% to $26.4 million during the six months ended April 30, 2001, as compared to a net income of $8.7 million for the six months ended April 30, 2000. Net income, as a percentage of revenue, increased to 13.7% as compared to 6.7% a year ago. This increase was primarily attributable to the continued strong demand for affordable housing throughout California, which in turn resulted in increased closings and increased operating margins in the Company's sub-markets.


Results of Operations
For the Three Months ended April 30, 2001 and April 30, 2000

      Despite weather related delays in the commencement of construction at the beginning of calendar year 2001, the Company produced record revenues, closings and home sales for the three-month period ended April 30, 2001, which were slightly greater than our annual business plan projection. Housing revenues were $110.0 million, an increase of $40.9 million, or 59.3%, from the three months ended
April 30, 2000. The closings of 506 homes was an increase of 149 closings, or 41.7%, over the three-month period ended April 30, 2000.
The record home sales realized was 614 homes, representing an increase of 144 homes, or 30.6%, over the three-month period ended April 30, 2000. The increase in these three indices was due to increased demand for housing by first-time homebuyers that itself stemmed from the continued strength of the affordable range of the California housing market and, to a lesser degree, the reduction of mortgage rates during the first part of the period. The average sales price of the homes closed in the three months ended April 30, 2001 was $217,370, an increase of $23,965 or 12.4%, as compared to the three-month period ended April 30, 2000.
The increase in average sales price was due primarily to the Company's ability to increase prices in its high demand communities. The Company was successfully able to achieve this result by carefully weighing the affordability of its homes against the desired absorption of those same homes, while at the same time not seeking to raise prices merely to achieve the highest possible revenues.

	Gross profit from housing sales was $27.8 million for the three months ended April 30, 2001, representing an increase of $13.6 million, or 96.5%, from the three months ended April 30, 2000. During the same three-month period, gross profit per home increased to $54,901, from $39,594, representing a 38.7% increase over the comparable period in 2000. Gross profit margin for the three months ended April 30, 2001 rose to 25.3% versus 20.5% for the same period one year earlier. The increase in gross profit and gross margin was due primarily to the continued strength of the California affordable housing market and that market's ability to absorb increased sales prices while the Company was able to maintain construction costs at level amounts.

	During the three months ended April 30, 2001, the Company sold 61 lots in Oceanside, California, 69 lots in Corona, California and 245 lots in Phoenix, Arizona, all of which, in the aggregate, resulted in net gain of $1,830,000. There were no land sales in the comparable three-month period of 2000.

	The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 1.6%, for the three months ended April 30, 2001, from 2.5% for the same period a year ago. This decrease is directly attributable to the Company's increased level of closings experienced in the second quarter of fiscal year 2001, which produced increased rates of capital turnover, thereby resulting in lower capitalized interest costs. In addition, the Company continuously evaluates the cost of capital charged by each of its' lenders and carefully monitors and manages its' debt level relating to those lenders.

	Selling and marketing expenses increased $370,000 or 8.9% during the three months ended April 30, 2001, as compared to the three months ended April 30, 2000. Selling and marketing, as a percentage of revenue, decreased to 4.1% from 6.0% for the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

	General and administrative expenses decreased from 7.4% to 6.9%, as a percentage of revenue, for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. The decrease is primarily attributable to efficiencies in operations and the higher volume of closings achieved during the three months ended April 30, 2001.

	Other operating costs decreased $50,000 to $18,000 during the three months ended April 30, 2001, as compared to the three months ended April 30, 2000.

	Net income increased 221.4% to $17.3 million during the three months ended April 30, 2001, as compared to a net income of $5.4 million for the three months ended April 30, 2000. Net income, as a percentage of revenue, increased to 15.7% as compared to 7.8% a year ago. This increase was primarily attributable to the continued strong demand for affordable housing throughout California, which in turn resulted in increased closings and operating efficiencies, thereby increasing operating margins.


Liquidity and Capital Resources

	The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy periods of time in advance of revenue realization. The Company generally finances its operations with cash flow from operations, secured borrowings from commercial banks, financial institutions and with unsecured borrowings in the capital markets.

	The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings and cashflow from operations. The Company has had adequate liquidity throughout its operating history, despite recessionary periods, and historically the Company's liquidity needs have been met through the use of cash provided by a combination of closings and financing activities. In February 1994, the Company issued $50 million of 11 3/8% Senior Notes due in 2000 through a public debt offering. At certain times during the past few years the Company repurchased portions of its outstanding 11 3/8% Senior Notes on the open market. In December 2000, the Company paid off and retired all remaining outstanding Senior Notes.

      At April 30, 2001, the Company had commitments for $106.2 million under several revolving credit facilities with commercial banks and financial institutions, of which $78.7 million was outstanding. In addition, at April 30, 2001, the Company had community specific facilities capable of providing aggregate fundings of $3.2 million, of which $3.2 million was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time-to-time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $4.0 million, all of which was outstanding as of April 30, 2001. On April 30, 2001, the aggregate outstanding principal balance under all of the Company's credit facilities was $85.9 million and the recourse to the Company from those borrowings was 40.5% of the total outstanding balance, or $34.8 million.

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

	There can be no assurance that the impact of market conditions affecting the demand for homes or the availability of debt financing will not adversely affect the Company's future needs for capital. However, the Company expects that available capital resources, in the form of retained earnings and debt financing, will be sufficient to meet its normal operating requirements over the near term.

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



		       THE FORECAST GROUP Registered Tradename", L.P.
                   ----------------------------------------------

			   By: FORECAST "Registered Tradename" HOMES, INC.
                     -----------------------------------------------
				 A California Corporation
				 its General Partner


May 25, 2001  		 By: /s/  James P. Previti
------------             -------------------------
				          James P. Previti
                                  President


				 By: /s/  Richard B. Munkvold
                                  -------------------
                                  Richard B. Munkvold
					    Senior Vice President -
                                  Financial Operations
					    Principal Accounting Officer