Form 10-Q
period 2001-07-31
FORECAST GROUP LP
filed 2001-08-24
CIK 915350

FORM 10-Q



	           SECURITIES AND EXCHANGE COMMISSION
 	                WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

             For the period ended July 31, 2001
			OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OR 1934

             For the transition period from     N/A
                                                ---
Commission File Number 33-72106
                       --------

 	    THE FORECAST GROUP "Registered Tradename", L.P.
 	(Exact Name of Registrant as specified in its charter)

	California 	 	                 33-0582072
      -----------	                       ----------
(State of Organization)		(IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California  91730
------------------------------------------------------  -----
(Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code: (909) 987-7788

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class 	Name of Each Exchange on Which Registered
   -------------------  -----------------------------------------
         None 	 	                      None

     Securities Registered Pursuant to Section 12(g) of the Act:

                             None

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			YES   X    NO___

There was no voting stock held by non-affiliates of the Registrant at August 23, 2001.




             THE FORECAST GROUP "Registered Tradename", L.P.
                      CONSOLIDATED BALANCE SHEETS
                           (Amounts in 000's)


                                July 31, 2001     October 31, 2000
                                 (Unaudited)
                                -------------     ----------------

Assets:
-------
 Cash and Cash Equivalents               $26,378           $26,607
 Accounts Receivable                       2,628               809
 Accounts and Notes Receivable,
  Related Parties                          3,951            14,149
 Real Estate Inventory                   212,707           142,768
 Property and Equipment, Net                 352               435
 Other Assets                              2,629             1,565
                                        --------          --------
   Total Assets                         $248,645          $186,333
                                        ========          ========


Liabilities & Partners' Equity:
-------------------------------
 Accounts Payable                        $42,117           $31,382
 Accrued Expenses                          6,231             6,498
 Notes Payable:
  Senior Notes at 11 3/8% due
   December 2000                               -            19,700
  Collateralized by Real Estate
   Inventory                              78,551            44,028
  Unsecured                                2,518                 -
  Other Notes Payable                          -             3,525
                                        --------          --------
   Total Notes Payable                    81,069            67,253
                                        --------          --------
  Total Liabilities                     $129,417          $105,133

Partners' Equity                         119,228            81,200
                                        --------          --------
  Total Liabilities &
   Partners' Equity                     $248,645          $186,333
                                        ========          ========



            See notes to consolidated financial statements.




            THE FORECAST GROUP "Registered Tradename", L.P.
        CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY
      FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2001 AND 2000
                             (Unaudited)
                          (Amount's in 000's)



                          Nine Months Ended   Three Months Ended
                               July 31,            July 31,
                          -----------------   ------------------
                           2001      2000      2001      2000
                          -----------------   ------------------

Homebuilding Revenues          $320,188   $213,288   $127,728  $83,202
Cost of Homes Sold              240,342    169,719     94,314   66,027
                               --------   --------   --------  -------
 Gross Profit                    79,846     43,569     33,414   17,175
                               --------   --------   --------  -------

Land Sale Revenues               19,739          -          -        -
Cost of Land Sold                18,431          -        135        -
                               --------   --------   --------  -------
 Gain/(Loss) on Land Sales        1,308          -       (135)       -
                               --------   --------   --------  -------

Operating Expenses:
-------------------
 Selling & Marketing Exp.        13,771     11,884      5,317    3,885
 General & Admin. Expenses       21,542     14,895      8,157    5,636
 Other Operating Costs              187      1,343        159        1
                                 ------     ------     ------    -----
 Total Operating Expenses        35,500     28,122     13,633    9,522
                                 ------     ------     ------    -----

Operating Income                 45,654     15,447     19,646    7,653

Other Income
------------
 Interest Income                    745        757        206      275
 Other Income and Expenses, net     194        555        323      117
                                 ------    -------    -------   ------
   Total Other Income               939      1,312        529      392
                                -------    -------    -------   ------
Net Income                      $46,593    $16,759    $20,175   $8,045
                                =======    =======    =======   ======

Partners' Equity at
 Beginning of Period            $81,200    $53,018   $102,053  $59,707
Capital Distributions, net       (8,565)    (2,035)    (3,000)     (10)
Net Income this Period           46,593     16,759     20,175    8,045
                               --------    -------   --------   ------
Partners' Equity at
 End of Period                 $119,228    $67,742   $119,228  $67,742
                               ========    =======   ========  =======



                     See notes to consolidated financial statements.




               THE FORECAST GROUP "Registered Tradename", L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                              (Unaudited)
                           (Amounts in 000's)


                                            For the Nine Months Ended
                                                     July 31,
                                            -------------------------
                                               2001          2000
                                            -------------------------
Operating Activities:
---------------------
Net Income                                        $46,593      $16,759
Adjustments to Reconcile Net Income to
 Net Cash Used for Operating Activities
  Depreciation on Property and Equipment              181          211
  Loss on Sale of Property and Equipment                1            1
  Gain on Land/Lot Sales                           (1,308)           -
  Other Operating Costs                               187        1,343
  Equity Income of Unconsolidated Joint Venture       746          376
  (Increase)/Decrease in Accounts Receivable       (1,819)       3,516
  Increase in Real Estate Inventory               (68,818)     (37,068)
  Increase in Other Assets                         (2,251)         (71)
  Increase/(Decrease) in Accounts Payable
   and Accrued Expenses                            10,468       (1,332)
                                                   ------       ------
   Net Cash Used for Operating Activities         (16,020)     (16,265)
                                                   ------       ------
Investing Activities:
---------------------
 Contribution to Joint Venture                          -           (5)
 Distribution from Joint Venture                      441          397
 Additions to Property and Equipment                  (99)        (188)
 Proceeds from Sale of Property and Equipment           -           29
                                                   ------        -----
   Net Cash Provided by Investing Activities          342          233
                                                   ------        -----

Financing Activities:
---------------------
Capital Distributions, net                         (8,565)      (2,035)
Decrease in Capital Notes Receivable from Partner       -          300
Decrease/(Increase) in Accounts and Notes
 Receivable, Related Parties                       10,198       (1,907)
Proceeds from Notes Payable, Collateralized
 by Real Estate                                   234,694      154,374
Proceeds from Notes Payable, Unsecured              9,099            -
Proceeds from Notes Payable, Other                  3,769          240
Principal Payments on Notes Payable,
 Senior Notes                                     (19,700)           -
Principal Payments on Notes Payable,
 Collateralized by Real Estate                   (200,171)    (132,350)
Principal Payments on Notes Payable,
 Unsecured                                         (6,581)           -
Principal Payments on Notes Payable, Other         (7,294)        (900)
                                                  -------      -------
   Net Cash Provided by Financing Activities       15,449       17,722
                                                  -------      -------
(Decrease)/Increase in Cash and
 Cash Equivalents                                    (229)       1,690
Cash and Cash Equivalents at Beginning of Period   26,607       22,594
                                                  -------      -------
Cash and Cash Equivalents at End of Period        $26,378      $24,284
                                                  =======      =======



               See notes to consolidated financial statements.

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

	The results of operations for the nine months ended July 31, 2001, do not necessarily indicate the results that can be expected for the full fiscal year.

	The results of operations for the nine months ended July 31, 2001, and this Form 10-Q, also may be interpreted as, or actually contain, "forward looking" information, as that term is defined by the Securities and Exchange Commission. To the extent such forward looking information is contained in this filing, the Company intends to use these disclosures to take advantage of the "Safe Harbor" provisions set out in the rules and regulations of the Securities and Exchange Commission, and thus strongly recommends that prior to making an investment decision a prospective investor should carefully consider the factors mentioned in the Form 10-K for the year ended October 31, 2000 in relation to that "forward looking" information, as well as other financial and business information that may be available from a variety of sources regarding the home building industry as a whole, including, but not limited to:


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

2.  Inventory

	A summary of inventory is as follows:

(Amounts in 000's)


                                     July 31, 2001    October 31, 2000
                                     -------------    ----------------
Homes Under Construction               $128,601         $71,399
Development Projects in Process          53,837          49,501
Unimproved Land                          17,762          15,293
Model Homes                              12,507           6,575
                                       --------        --------
   Total                               $212,707        $142,768
                                       ========        ========



3.    Interest

	The following summarizes the components of interest incurred, capitalized, expensed and paid:

(Amounts in 000's)

                               For the Nine Months  For the Three Months
                                       Ended                 Ended
                                      July 31,              July 31,
                                  -----------------   ------------------
                                  2001      2000          2001     2000
                                  -----------------   ------------------
Interest incurred and capitalized   $7,329   $7,647     $2,215   $2,397
Interest incurred and expensed           -        -          -        -
                                    ------   ------     ------   ------
   Total Interest Incurred          $7,329   $7,647     $2,215   $2,397
                                    ======   ======     ======   ======

Capitalized interest amortized to
 cost of homes sold                 $5,702   $5,743     $1,902   $2,187
Interest paid                       $8,182   $8,207     $2,215   $2,957




4.   Transactions With Affiliates

	During the nine months ended July 31, 2001, the Company sold land in Bullhead, Arizona to an affiliated entity in which Mr. Previti is the 100% owner for a sales price of $1,713,361. The Company received cash payments of $400,000 and an unsecured note of $1,313,000. No gain or loss was recognized on the sale.


5.  Receivables From Affiliates

	During the nine months ended July 31, 2001, accounts and notes receivable from related parties decreased $10.2 million to $4.0 million. The decrease primarily relates to the paydown of certain receivables from affiliated entities in which Mr. Previti is the 100% owner. The Company anticipates additional paydowns during the fourth fiscal quarter.


6.  11 3/8% Senior Notes Due December 2000

	In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. On December 13, 2000, the Company retired the remaining outstanding $19,700,000 of Senior Notes held in the names of investors other than the Company.


7.  Real Estate Held for Development and Sale

	In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement
121), when events or circumstances indicate that an impairment of assets to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows, excluding interest charges, is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

	On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the nine months ended July 31, 2001 or 2000.

               THE FORECAST GROUP "Registered Tradename", L.P.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Part I.      Item 2.

Results of Operations
---------------------

	The following table sets forth, for the period indicated, certain income statement items as percentages of total home building sales and certain other data. This table excludes land/lot sales revenue and costs of land/lots sold.





                                  Percent of              Percent of
                                Housing Sales           Housing Sales
                                 For the Nine           For the Three
                                 Months Ended            Months Ended
                                   July 31,                 July 31,
                                ----------------        ---------------
                                2001     2000           2001     2000
                                ----------------        ---------------
Homebuilding Revenues           100.0%    100.0%        100.0%    100.0%
Cost of Homes Sold               75.1%     79.6%         73.8%     79.4%
                                ------    ------        ------    ------
  Gross Profit                   24.9%     20.4%         26.2%     20.6%


Operating Expenses:
-------------------
 Selling & Marketing Expenses     4.3%      5.6%         4.2%       4.7%
 General & Admin. Expenses        6.7%      7.0%         6.4%       6.8%
 Other Operating Costs            0.1%      0.6%         0.1%       0.0%
                                ------     -----        -----      -----
  Total Operating Expenses       11.1%     13.2%        10.7%      11.5%

                                ------     -----        -----      -----
Operating Income                 13.8%      7.2%        15.5%       9.1%
                                ======     =====        =====      =====





                           Amount     %    Amount    Amount   %    Amount
                                    Change                  Change
                           ----------------------    -------------------
Number of sales,
 net of cancellations:
----------------------
Northern California         652      -0.6%     656     204    -22.1%    262
Southern California         959      60.9%     596     365     92.1%    190
Arizona                      31      N/A        -       22     N/A        -
                          -----      -----   -----     ---    ------    ---
   Total                  1,642      31.2%   1,252     591     30.8%    452


Number of closings:
-------------------
Northern California         704      35.9%     518     240     10.6%    217
Southern California         744      34.8%     552     329     74.1%    189
Arizona                       3      N/A         -       2     N/A        -
                          -----      -----   -----     ---     -----    ---
   Total                  1,451      35.6%   1,070     571     40.6%    406


Backlog units at
 end of period:
----------------
Northern California                                    196    -26.6%    267
Southern California                                    347    115.5%    161
Arizona                                                 28    N/A         -
                                                       ---    ------    ---
   Total                                               571     33.4%    428


Aggregate value of backlog (in millions)            $128.5            $89.5
                                                    ======            =====




Results of Operations
For the Nine Months ended July 31, 2001 and July 31, 2000

     Despite weather related delays in the commencement of construction at the beginning of calendar year 2001, and the media predictions of an economic slowdown and an impending energy shortage, (which the Company was insulated from due to its continued focus on the entry-level and affordable price point markets) the Company was able to produce record revenues, closings and home sales for the nine-month period ended July 31, 2001. Housing revenues were $320.2 million, an increase of $106.9 million, or 50.1%, from the nine months ended July 31, 2000. The closings of 1,451 homes were an increase of 381 closings, or 35.6%, over the nine-month period ended July 31, 2000. The record home sales were 1,642 homes, representing an increase of 390 homes, or 31.2%, over the nine-month period ended July 31, 2000. The increase in these three indices was due to increased demand for housing by first-time homebuyers that stemmed from the continued strength of the affordable range of the California housing market and, to a lesser degree, the reduction of mortgage rates during the period.
The average sales price of the homes closed in the nine months ended July 31, 2001 was $220,667, an increase of $21,332 or 10.7%, as compared to the nine-month period ended July 31, 2000. The increase in average sales price was due primarily to the Company's ability to increase prices in its high demand communities. The Company was successfully able to achieve this result by carefully weighing the affordability of its homes against the desired absorption of those same homes, while at the same time not seeking to raise prices merely to achieve the highest possible revenues.

	Gross profit from housing sales was $79.8 million for the nine months ended July 31, 2001, representing an increase of $36.3 million, or 83.3%, from the nine months ended July 31, 2000. During the same nine-month period, gross profit per home increased to $55,028, from $40,719, representing a 35.1% increase over the comparable period in 2000. Gross profit margin for the nine months ended July 31, 2001 rose to 24.9% versus 20.4% for the same period one year earlier. The increase in gross profit and gross margin was due primarily to increasing inventory turns which reduced interest in cost of sales and the continued strength of the affordable range of the California housing market, which permitted the Company to increase sales prices while it maintained construction costs at level amounts.

	During the nine months ended July 31, 2001, the Company sold 245 lots in Phoenix, Arizona, 28 lots in Perris, California, one parcel of land located in Bullhead, Arizona, 61 lots in Oceanside, California, and 69 lots in Corona, California, all of which, in the aggregate, resulted in net gains of $1,308,000. There were no land sales in the comparable nine-month period of 2000.

	The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 1.8%, for the nine months ended July 31, 2001, from 2.7% for the same period a year ago. This decrease is directly attributable to the Company's increased level of closings in the first nine months of fiscal year 2001, which increased the rate of capital turnover, thereby resulting in lower capitalized interest costs. In addition, the Company continuously evaluates the cost of capital charged by each of its lenders and carefully monitors and manages its debt level relating to those lenders.

	Selling and marketing expenses increased $1.9 million or 15.9% during the nine months ended July 31, 2001, as compared to the nine months ended July 31, 2000, but decreased 23.2%, as a percentage of revenue, when compared to the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

	General and administrative expenses decreased from 7.0% to 6.7%, as a percentage of revenue, for the nine months ended July 31, 2001 as compared to the nine months ended July 31, 2000. The decrease is primarily attributable to efficiencies in operations and the higher volume of closings achieved during the nine months ended July 31, 2001.

	Other operating costs for the nine months ended July 31, 2001 were $187,000, as compared to $1,343,000 for the nine months ended July 31, 2000. The other operating costs of $1,343,000 during the nine months ended July 31, 2000, was due to expensing the carrying costs of one community in Fontana that had been held for future development. The Company has begun developing the Fontana community and began closing homes in the second quarter of fiscal 2001.

	Net income increased 178.0% to $46.6 million during the nine months ended July 31, 2001, as compared to net income of $16.8 million for the nine months ended July 31, 2000. Net income, as a percentage of revenue, increased to 14.6% as compared to 7.9% a year ago. These results are attributable to maintaining efficient production costs and high inventory turnover, while taking advantage of increases in the average selling price within each sub-market.


Results of Operations
For the Three Months ended July 31, 2001 and July 31, 2000

     Despite media predictions of an economic slowdown and an impending energy shortage, the Company's continued focus on the entry-level and affordable price point markets enabled it to produce record revenues and closings for the three-month period ended July 31, 2001. Housing revenues were $127.7 million, an increase of $44.5 million, or 53.5%, from the three months ended July 31, 2000. The July 31, 2001 three month closings of 571 homes represented an increase of 165 closings, or 40.6%, over the three-month period ended July 31, 2000. The home sales realized were 591 homes, representing an increase of 139 homes, or 30.8%, over the three-month period ended July 31, 2000. The increase in sales in Southern California off-set a decrease in sales in Northern California, which is directly attributable to delays in opening a number of new communities during the three months ended July 31, 2001. This situation is expected to change when, in the fourth quarter, Northern California will open four new communities, which will serve to bring the fiscal year 2001 sales back into line with our
full year business plan.   The increase in revenues and closings is due to a
continuing high level of interest and demand for housing by first-time homebuyers that stemmed from the continued strength of the affordable range of the California housing market and, to a lesser degree, the reduction of mortgage rates during the period. The average sales price of the homes closed in the three months ended July 31, 2001 was $223,691, an increase of $18,760 or 9.2%, as compared to the three-month period ended July 31, 2000. The increase in average sales price was due primarily to the Company's ability to increase prices in its high demand communities. The Company was successfully able to achieve this result by carefully weighing the affordability of its homes against the desired absorption of those same homes, while at the same time not seeking to raise prices merely to achieve the highest possible revenues.

	Gross profit from housing sales was $33.4 million for the three months ended July 31, 2001, representing an increase of $16.2 million, or 94.5%, from the three months ended July 31, 2000. During the same three-month period, gross profit per home increased to $58,518, from $42,303, representing a 38.3% increase over the comparable period in 2000. Gross profit margin for the three months ended July 31, 2001 rose to 26.2% versus 20.6% for the same period one year earlier. The increase in gross profit and gross margin was due primarily to the continued strength of the California affordable housing market and that market's ability to absorb increased sales prices while at the same time maintaining construction costs at level amounts.

	During the three months ended July 31, 2001, the Company incurred (as a loss on land sales) an additional $135,000 in costs relating to the March 2001 sale of the 245 lots sold in Phoenix, Arizona. There were no land sales, or realization of costs, in the comparable three-month period of 2000.

	The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 1.5%, for the three months ended July 31, 2001 from 2.6% for the same period a year ago. This decrease is directly attributable to the Company's increased level of closings experienced in the third quarter of fiscal year 2001, which resulted in increased rates of capital turnover, and lower capitalized interest costs. In addition, the Company continuously evaluates the cost of capital charged by each of its lenders and carefully monitors and manages its debt level relating to those lenders.

	Selling and marketing expenses increased $1.4 million or 36.9% during the three months ended July 31, 2001, as compared to the three months ended July 31, 2000, but decreased 10.6%, when compared to the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

	General and administrative expenses decreased from 6.8% to 6.4%, as a percentage of revenue, for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. The decrease is primarily attributable to efficiencies in operations and the higher volume of closings achieved during the three months ended July 31, 2001.

	Net income increased 150.8% to $20.2 million during the three months ended July 31, 2001, as compared to a net income of $8.0 million for the three months ended July 31, 2000. Net income, as a percentage of revenue, increased to 15.8% as compared to 9.7% a year ago. These results are attributable to maintaining efficient production costs and high inventory turnover, while taking advantage of increases in the average selling price within each sub-market.


Liquidity and Capital Resources

	The residential real estate development business is inherently capital intensive. Significant cash expenditures are typically needed to acquire and develop land, construct homes and establish marketing programs for lengthy periods of time in advance of revenue realization. The Company generally finances its operations with cash flow from operations, secured borrowings from commercial banks and financial institutions and with unsecured borrowings in the capital markets.

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

     At July 31, 2001, the Company had commitments for $105.8 million under several revolving credit facilities with commercial banks and financial institutions, of which $70.4 million was outstanding. In addition, at July 31, 2001, the Company had community specific facilities capable of providing aggregate fundings of $8.2 million, all of which was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. The Company also utilizes unsecured borrowing lines from time-to-time to meet its operational needs and objectives. The unsecured borrowing lines have commitments of $2.5 million, all of which was outstanding as of July 31, 2001. On July 31, 2001, the aggregate outstanding principal balance under all of the Company's credit facilities was $81.1 million and the recourse to the Company from those borrowings was 33.4% of the total outstanding balance, or $27.1 million. The lender institutions charge interest rates ranging from LIBOR plus 2.10% (5.74% as of July 31, 2001) to prime plus .50% (7.25% as of July 31,
2001).

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

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

(a)	    None


Item 2.  Changes in Securities
         ----------------------

(a)	    Senior Notes were paid in full on December 13, 2000


Item 3.  Defaults upon Senior Securities
         -------------------------------

(a)	    None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)	    None


Item 5.  Other Information
         -----------------

(a)	    None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)	   There are no exhibits attached to this report.

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



 	              THE FORECAST GROUP "Registered Tradename", L.P.
                    ----------------------------------------------

			   By: FORECAST "Registered Tradename" HOMES, INC.
                       -------------------------------------------
			       A California Corporation
			       its General Partner


August 23, 2001 	   By:  /s/ James P. Previti
---------------    --------------------------
     Date      		      James P. Previti
					President


 			   By:  /s/ Richard B. Munkvold
                   -----------------------------
				      Richard B. Munkvold
				  	Chief Financial Officer
             			Principal Accounting Officer