Form 10-K
period 2001-10-31
FORECAST GROUP LP
filed 2001-12-17
CIK 915350

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 	         For the year ended October 31, 2001

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OR 1934

              For the transition period from     N/A

              Commission File Number:   33-72106

             THE FORECAST GROUP "Registered Tradename", L.P.

       (Exact Name of Registrants as specified in their charter)

 California				 	      33-0582072
(State of Organization)     (IRS Employer Identification Number)

10670 Civic Center Drive, Rancho Cucamonga, California 91730
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(909)987-7788

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class    Name of Each Exchange on Which Registered
--------------------   -----------------------------------------
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

There was no voting stock held by nonaffiliates of the Registrant at December 14, 2001.

                              PART I
                         ITEM 1 - BUSINESS


General

	The Forecast Group "Registered Tradename", L.P., ("Forecast" "Registered Tradename" or the "Company") currently designs, builds and sells affordably-priced single family detached homes primarily to entry-level and first time move-up buyers in California. The Company operates in two distinct geographic regions (Northern California and Southern California), and is a leading homebuilder in its targeted submarkets (based on the number of homes closed)with operations throughout most major metropolitan areas and employment centers within these markets.

	The Company is the successor to the residential real estate development business founded in 1971 by Mr. James P. Previti, the Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename", L.P. From 1971 through 1989, the Company's operations were focused on the Southern California regions known as the Inland Empire and Antelope Valley. In 1989, the Company expanded operations into the Sacramento Valley region of Northern California. Further diversification and expansion occurred in 1995 when the Company expanded into northern San Diego County. Since 1976, the Company has closed more than 18,000 homes, including 2,154 homes during the fiscal year ended October 31, 2001.

	The financial and operational expectations the Company has set out in this filing, for periods extending beyond October 31, 2001, are not actual results, nor guaranteed results. Rather, they are assumptions that are based upon preliminary estimates garnered from factors that the Company's management believes to be reasonable at the time of this filing. The homebuilding industry is extremely competitive, with pricing being determined by a wide variety of factors, including the availability of land and the state of the economy in any one or more regions in which the Company builds. In addition to any of the factors set out in this filing which could present an operational and/or financial risk to the Company, there are economic, competitive, governmental and other factors which could also affect any or all of the forward-looking statements contained in this filing.


Geographic Markets

	The Company's operations service the metropolitan areas surrounding Los Angeles, Orange County, San Diego, San Francisco and Sacramento, California. The Company believes that each of these areas represents an attractive homebuilding market with significant growth opportunities and that its geographic diversity provides a greater balance for the Company's earnings, thereby reducing the Company's exposure to potentially adverse economic conditions in any one geographic area. The Company also believes that each of its local operations is well established in its respective markets and that it has developed a reputation for building superior quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions.


Operating Strategy

	The Company believes that its history of building high quality entry-level and first-time move-up homes in California and its conservative operating strategy, have enabled the Company to successfully weather cyclical downturns and position the Company to capitalize on the improving California market. The Company's strategy has been to (i) select markets that exhibit favorable demographic trends for the construction and sale of affordably-priced, single family detached homes in the entry-level and first-time move-up market segment, (ii) provide its customers with quality homes which reflect a superior value in comparison to the prices of competitors' homes, and (iii) employ an operating strategy designed to reduce the risks and costs inherent in the homebuilding business, while also maximizing its return on investment capital in relation to such risks.

	Key elements of the Company's operating strategy include the following:

		Geographic Diversity and Growth Markets. The Company competes in a variety of geographical markets and attempts to react quickly to allocate capital to those markets which it believes provide attractive growth characteristics and opportunities for superior returns. In keeping with this Philosophy, the majority of the Company's markets have experienced significant population and employment growth in recent years. The company strives to maintain a strong competitive position in all of its submarkets and generally is among the top single family homebuilders in its submarkets. The Company, through its full-time in-house research and marketing staff, and through the selective use of third-party sources, regularly conducts market research and demographics analyses of both its existing and potential markets to predict the depth and breadth of demand for affordably-priced houses. Based on its current market research, the Company believes that it has opportunities to expand in its existing markets and has identified several new geographic markets, which possess attractive characteristics well-suited to the Company's homebuilding practices.

		Focus on Entry-level and First-Time Move-up Home Buyers. Throughout its history, the Company has primarily focused on entry-level and first time move-up home buyers because it believes they represent the largest segment of the homebuilding market, and also during cyclical downturns are the least affected segment in terms of a reduction in the demand for homes. Also, this segment includes first-time home buyers whose home purchases are not dependent on the sale of an existing home. Affordably-priced homes generally qualify for FHA/VA financing and other state sponsored home buying financing programs, which permit lower down payments and, in some instances, may provide lower interest rates, thereby expanding the Company's customer base. In select markets, the Company has entered into the second-time move up segment. The decision to build in the second-time move up market is limited, and when undertaken is predicated on superior demand and unique demographic trends in specific sub-markets, and is undertaken when to do so would help minimize the Company's overall operating and financial risks.

		Commitment to Customer Satisfaction. The Company is committed to providing customer satisfaction through quality construction and customer service. That is why the Company is especially proud that in its operating markets, customer satisfaction surveys indicate that more than 96% of its home-buyers in 2001 were satisfied with their purchase and would recommend a home built by the Company to a friend. The Company believes that its long history of providing high quality affordably-priced homes has resulted in many referral sales.

		Build a Standardized Product that can be Constructed Quickly, Efficiently and Cost Effectively. Each product line built by the Company has several different elevations and floorplans, but essentially consists of standardized features that allow relatively quick, cost effective construction. Each product line is periodically value-engineered to identify potential cost savings.

 	     Experienced Management and Decentralized Operations. The Company's senior corporate officers and division presidents are highly-experienced and average over 20 years in the homebuilding business.
Mr. James P. Previti, Chairman of the Board and President of the general partner of The Forecast Group "Registered Tradename", L.P., founded the Company's predecessors in 1971 and has played a prominent role in the California Building Industry Association. Each division is run by a local division president, who has in-depth familiarity with the geographic area within which the division operates, and who supervises area and district managers with full and direct profit and loss responsibilities in their designated areas.

		Use of Sophisticated Management Information Systems. The Company employs an accounting and information system used by many of the top homebuilders in the country to track costs and construction activities in multiple communities. The Company, on a real-time basis, can analyze production costs, status of pending sales and inventory levels, lot premiums, homes in escrow, homes closed and profit margins both for the Company as a whole, for each individual community, for each plan type within a community and for each individual lot within each community. This system allows the Company to closely monitor and control its level of completed but unsold homes, detect trends early so it can more effectively deploy capital and resources to respond to such trends and then adjust its production capacity accordingly.

		Conservative Land Policy. The Company seeks to maximize its return on capital employed by limiting its investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investment in land, the Company's land acquisition process is controlled through a formal corporate land approval committee to help ensure that transactions meet the Company's standards for financial performance and risk. In the ordinary course of its homebuilding business, the Company utilizes both direct acquisition and a variety of option contracts to control the number of lots it maintains in inventory for use in the sale and construction of homes. The choice of which methodology is used is dependent on which vehicle the Company deems to be more advantageous, given the Company's profit objectives, return on investment, and local market conditions. The Company also generally seeks to close escrow on land only after all of the necessary entitlements are received, thereby allowing construction to commence within a relatively short time period thereafter. By doing this, the Company is generally able to maintain inventories of land that are expected to be developed within no more than two to three years in an effort to match land costs with current market prices for finished homes.

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

		Require Home Buyers to Pre-Qualify Financially Prior to Approving a
Sales Contract.  Prior to entering into a sales contract with a prospective home buyer, the Company seeks to have the mortgage company, typically its affiliate -
Forecast "Registered Tradename" Home Mortgage, LLC ("Forecast Mortgage"),
confirm that the home buyer has the apparent ability to qualify for the purchase of the home.  Management believes this pre-sale qualifying procedure results in sales that are more likely to close, thereby reducing the cancellation rate.


Summary of Residential Projects

	The following table presents information relating to the Company's markets and communities in which construction is either in progress or in the planning process. All homes are single-family detached, except for one community in Arizona, which has an attached townhome component as part of its overall development. As of October 31, 2001, the Company owned 5,373 lots that are available for future home closings, and had another 2,782 building lots under its control through executed acquisition contracts.


-----------------------------------------------------------------------------

                                    Bldg.      Total   Sales
              No. of        Bldg.   Lots       Bldg.   Backlog   Sales
              Active        Lots    Under      Lots    as of     Backlog
Market        Communities   Owned   Contract   Avail   10/31/01  Value
                                      (1)                (2)      (3)
-----------------------------------------------------------------------------
Southern
 California     14           3,736     1,134    4,870     292     $64,032,283

Northern
 California     10           1,604     1,425    3,029     120     $29,190,330

Arizona          2              33       223      256      47      $8,023,212
------------------------------------------------------------------------------
Co. Total       26           5,373     2,782    8,155     459    $101,245,825
==============================================================================


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


Land Acquisition

	The Company initiates projects in markets that it believes will exhibit sales absorption rates at or above its investment targets for its projected number of new homes. The Company selects markets characterized by their proximity to urban areas that have convenient access to local and regional commuter corridors. The Company's homes are predominately located within commuting distance to major employment centers.

	Additional factors the Company considers before purchasing land for the development of a new home community include: proximity to existing developed areas; population growth patterns; availability and quality of existing public services such as water, gas, electricity, sewers and schools; employment growth rates; the perceived sales absorption rates for new housing; transportation availability; the estimated costs of development;
and the proximity of competing homebuilders. The general policy of the Company is to complete a purchase of land only after it has conducted a thorough feasibility study at no financial risk to the Company, and when it can reasonably project commencement of development and construction within a specified period of time. Closing of the land purchase is, therefore, generally made contingent upon satisfaction of conditions relating to the property and to the Company's ability to obtain all requisite entitlements from governmental agencies within a certain period of time. The Company customarily acquires unimproved or improved land zoned for residential use which appears suitable for the construction of the number of homes the Company believes fits with its projected sales absorption rates and expected demand within that market or sub-market.

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

	Although the Company's profitability is affected by changing land prices, the Company attempts to minimize this risk by acquiring land under terms that meet its operating schedules, and selling excess lots to other builders who do not compete at the same price point as the Company. The Company has also historically utilized rolling options and phased land purchases in order to control larger amounts of land without the attendant financing and carrying cost risks.

	The amount of land purchased by the Company has fluctuated substantially from period to period based on when entitlements were obtained, land prices, availability of financing, existing land inventory, projected demand for homes and other factors. In general, the Company's practice is to have a land inventory, either owned or under contract, equal to approximately three to four years of planned operations. As of October 31, 2001 the Company owned 5,373 lots, which the Company believes is adequate for approximately 24 months of operations at current sales absorption levels. In addition, the Company controls approximately 2,782 lots under binding and non-binding agreements which provide the Company with the option to purchase such lots in the event that the Company's targeted markets continue to exhibit increased sales absorption levels. These controlled lots would allow for an additional 12 months of operations based on increased sales absorption levels.


Construction

	The Company acts as the general contractor for the construction of its communities. Virtually all construction work for the Company is performed by subcontractors. The Company's employees oversee the construction of each community, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company's subcontractors follow design plans prepared by architects who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a phase-by-phase basis to complete construction at a fixed price. During its history, the Company has established long-term relationships with a number of subcontractors, and sometimes negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors in order to take advantage of its volume of production. The Company is not dependent to any material extent upon the services of any one subcontractor and believes that, if necessary, it can generally retain sufficient qualified subcontractors for each aspect of construction. The Company believes that conducting its operations in this manner enables it not only to readily and efficiently adapt to changes in housing demand, but also to avoid fixed costs associated with retaining construction personnel.


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

	The Company normally builds, decorates, furnishes and landscapes model homes for each community and maintains on-site sales offices, all of which are typically open seven days a week. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities, including floor coverings.

	The Company sells nearly all of its homes through Company sales representatives, who typically work from the sales offices located at the model homes used in each subdivision or in on-site sales trailers. The sales representatives are paid by the Company on commission. To a lesser extent, the Company also uses independent cooperative brokers to assist in selling its homes. Company representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. Sales representatives attend periodic meetings at which they are provided information regarding real estate law requirements, other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. The Company believes this effort results in a more motivated sales force and higher absorption rate.


Customer Financing

	The Company offers its customers the opportunity to obtain mortgage financing through Forecast "Registered Tradename" Home Mortgage.
Forecast "Registered Tradename" Home Mortgage is owned 50% by Wells Fargo Home Mortgage, formally known as Norwest, Inc. (a nationally recognized mortgage banker; "Wells Fargo") and 50% by Inland Counties Mortgage, LLC, a California limited liability company ("Inland Counties Mortgage").
The Company owns a 98% share of Inland Counties Mortgage. Forecast "Registered Tradename" Corporation (the sole limited partner of the Company) owns the other 2%. Through Forecast "Registered Tradename" Home Mortgage, the Company seeks to assist its home buyers in obtaining financing by offering to qualified buyers the variety of financing options offered by Wells Fargo, and by making and processing the loans in a timely and professional manner.


Customer Service and Relations

	Each purchaser of a Company home is given an information booklet describing area amenities and services, such as schools, health services and emergency services. The Company's Warranty Service Manual identifies the appliances, fixtures and heating/cooling and other systems installed in the house, and provides information on warranties, maintenance and manufacturer information. The Company believes that these practices reinforce the home buyer's sense of moving into a community. After closing, the Company continues to communicate its image through a variety of marketing techniques that are designed to enhance the buying experiences of the home buyer.


Customer Warranties

	The Company provides one year limited warranties on purchases of its homes and, by doing so seeks to ensure that the Company will have any deficiencies that arise due to faulty workmanship, defective materials, or significant construction flaws in the structural components of the home or in the lot on which the home is located, corrected. The warranty does not, however, include items that are covered by manufacturer's warranties (such as appliances and air conditioning) or items that are not installed by employees or contractors of the Company (such as flooring installed by an outside contractor employed by the homeowner). Statutory requirements in the states in which the Company does business may grant rights to home buyers in addition to those provided by the Company. California law has established a ten-year statutory period and Arizona law requires an eight-year statutory period during which a home buyer may request the Company to repair any latent defects in the architectural design or actual construction of their home. The Company generally maintains reserves with respect to units previously sold for the purpose of covering estimated future warranty expenditures, and maintains insurance coverage to minimize the impact that any claims for latent defects would otherwise have upon the Company.


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


Employees

	As of October 31, 2001, the Company employed 322 persons, including corporate staff and other personnel involved in sales, construction and customer service. Although none of the Company's employees are covered by collective bargaining agreements, a small number of the subcontractors and suppliers engaged by the Company are represented by labor unions or are subject to collective bargaining agreements. The Company believes that relations with its employees, subcontractors and suppliers are good.


                        ITEM 2 - PROPERTIES


	The principal executive offices of the Company are located at 10670 Civic Center Drive, Rancho Cucamonga, California 91730. The telephone number is (909) 987-7788.

	The Company leases approximately 15,500 square feet of office space for its corporate headquarters in Rancho Cucamonga and approximately 11,807 square feet of office space in Sacramento, California. The Company's corporate headquarters and Sacramento office are leased from affiliates of Mr. Previti. See "Item 13 - Certain Relationships and Related Transactions". During fiscal year 2000, the Company opened four modular satellite offices for each geographic region in Southern California, which has enhanced its management presence in each area of operation.


                   ITEM 3 - LEGAL PROCEEDINGS

	The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders during the Company's fiscal year ended October 31, 2001.


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



-----------------------------------------------------------------------------
                                          Year Ended October 31,
Note: $ are in                 2001      2000     1999       1998     1997
 thousand
-----------------------------------------------------------------------------

Operating Data:
--------------
Homes Delivered:
 Number of
  Homes Delivered              2,154     1,610     1,531     1,228       901
                               -----     -----     -----     -----       ---
 Average Price of
  Homes Delivered             $223.8    $203.5    $183.3    $161.3    $147.1
 Sales Backlog (1):
  Number of Homes
   in Sales Backlog              459       380       246       233       289
                                 ---       ---       ---       ---       ---
 Aggregate Value of
  Homes in Sales Backlog    $101,246   $83,948   $48,471   $38,179   $44,707
 Average Price of Homes
  in Sales Backlog            $220.6    $220.9    $197.0    $163.9    $154.7


Statement of
 Operations Data:
----------------
Homebuilding Revenues       $482,115  $327,617  $280,644  $198,074  $132,518
 Cost of Homes Sold          360,324   259,218   228,859   164,335   112,278
 Land Sales Revenue           23,545     5,000    42,271       999         0
 Cost of Land Sold            22,240     5,000    40,958       999         0
 Selling & Marketing Exp.     20,412    16,820    17,165    14,384    13,929
 General & Admin. Exp.        31,661    21,361    16,064    11,397     7,397
 Provision for Losses on
  Real Estate Inventory            0         0         0         0     6,635
 Other Operating Costs           491     1,362       223       202       726
-----------------------------------------------------------------------------
Operating Income(Loss)        70,532    28,856    19,646     7,756    (8,447)
-----------------------------------------------------------------------------
 Interest Income                 846       965       682       455       395
 Interest  Expense                 0         0         0       264         0
 Other Income                    727       396     1,247     2,500       156
-----------------------------------------------------------------------------
 Income (Loss)before Income
   Taxes and Extraordinary
     Gain                     72,105    30,217    21,575    10,447    (7,896)
-----------------------------------------------------------------------------
 Extraordinary Gain on
   Extinguishment of
    Senior Notes                   0         0         0        34     1,634
-----------------------------------------------------------------------------
 Net Income (Loss)           $72,105   $30,217   $21,575   $10,481   ($6,262)
=============================================================================

Balance Sheet Data:
-------------------
 Real Estate Inventory      $200,770  $142,768  $110,800   $84,152   $71,012
 Total Assets                239,794   186,333   146,918   113,908    91,582
 Debt                         50,029    67,253    64,738    60,059    56,053
 Net Partners' Equity        141,122    81,200    52,718    31,143    20,662


Other Data:
----------
 Gross Margin %                 25.3%     20.9%     18.5%     17.0%     15.3%
 EBITDA  (2)                 $80,691   $39,411   $30,178   $19,018    $7,434
 Interest Incurred  (3)       $9,134    $9,877   $10,193    $7,123   $ 7,076
 Coverage Ratio  (4)             8.8       4.0       3.0       2.7       1.1
 Debt to Equity Ratio  (5)       0.4       0.8       1.2       1.9       2.7




(1) "Backlog" represents the number of homes subject to sales contracts executed by buyers with respect to specific lots and the aggregate dollar value of such sales contracts outstanding at the end of the period.

(2) "EBITDA" means earnings before interest (including previously capitalized interest included in cost of sales), income taxes, depreciation and amortization, and has been computed on a basis consistent with the terms of the former Indenture Agreement. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.

(3) Interest incurred includes all interest incurred during the respective period, whether expensed or capitalized, and has been computed on a basis consistent with the terms of the former Indenture Agreement.

(4) "Coverage Ratio" means the ratio of EBITDA to Interest Incurred as calculated in accordance with the definition of such term in the former Indenture Agreement.

(5) "Debt-to-Equity Ratio" means the ratio of all outstanding Debt to Net Worth (Partners' Equity) as calculated in accordance with the definition of such term in the former Indenture Agreement.


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

	The Company's results of operations reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. Following approximately seven years of a regional economic downturn, those markets in which the Company operates began to see a recovery in the fourth quarter of 1997 which has continued throughout fiscal year 2001.

	The following table sets forth certain information by geographic regions in which the Company operates, for the fiscal years 2001, 2000 and 1999. This table excludes land sales revenue and costs of land sold.


                                 For the Year Ended October 31
----------------------------------------------------------------

 Note: $ are in thousands         2001       2000         1999
----------------------------------------------------------------

Number of Homes Delivered:
-------------------------
 Southern California             1,123        807          711
 Northern California             1,016        803          665
 Arizona                            15          -          155
                                 -----------------------------
   Total                         2,154      1,610        1,531
                                 =============================

Housing Sales:
--------------
 Southern California          $232,984   $157,878     $123,626
 Northern California           246,553    169,739      135,864
 Arizona                         2,578          -       21,154
                              --------------------------------
   Total                      $482,115   $327,617     $280,644
                              ================================

Gross Profit:
------------
 Southern California           $46,815    $28,431      $20,134
 Northern California            75,349     40,370       27,927
 Arizona                          (373)      (402)       3,724
                               -------------------------------
   Total                      $121,791    $68,399      $51,785
                              ================================

Gross Profit Margin:
--------------------
 Southern California              20.1%      18.0%        16.3%
 Northern California              30.6%      23.8%        20.6%
 Arizona                         -14.5%         -         17.6%
                              ---------------------------------
   Total                          25.3%      20.9%        18.5%
                              =================================



	During the fiscal year ended October 31, 2001, the Company reported home building revenues of $482.1 million and net income of $72.1 million, on closings of 2,154 homes, all of which were records for the Company. Based on continued low mortgage rates and relatively strong employment numbers in the Company's submarket, management believes that consumer confidence and homebuying in its market segment will continue to be strong over the next few years.


Seasonality

	The traditional annual operating cycle for the Company generally starts with fewer customer orders from October through December, followed by stronger customer orders from January through June and moderate orders from July through September. Because home deliveries usually trail customer orders by up to 120 days, the Company's revenues typically are lowest in its first and second fiscal quarters due to seasonally slow customer orders in the immediately preceding fiscal quarters. Historically, the majority of the Company's revenues come in its third and fourth quarters, as contracts for home sales entered into in its second and third fiscal quarters are closed.


Backlog

	The Company's backlog at October 31, 2001 and 2000, respectively, were 459 homes with an average sales price of $220,579 and 380 homes with an average sales price of $220,915.


Results of Operations

	A comparative summary of operating results for fiscal years 2001, 2000 and 1999 is presented in the following table:



                                 For the Year Ended October 31
                              ----------------------------------
                                2001         2000        1999
                              ----------------------------------

Amounts as a Percentage
 of Revenues:
-----------------------
Homebuilding Revenues        100.0%       100.0%      100.0%
Cost of Homes Sold            74.7%        79.1%       81.5%
                             ------       ------       -----
   Gross Profit               25.3%        20.9%       18.5%
                             ------       ------       -----


Operating Expenses:
 Selling & Marketing Exp.      4.2%         5.1%        6.1%
 General & Admin. Exp.         6.6%         6.5%        5.7%
 Other Operating Costs         0.1%         0.5%        0.1%
                             ------       ------       -----
    Total Operating Exp.      10.9%        12.1%       11.9%
                             ------       ------       -----
Operating Income              14.4%         8.8%        6.6%
                             ======       ======       =====

Ave. per Home Closed ($):
------------------------
 Homebuilding Revenues     $223,823     $203,489    $183,308
 Cost of Homes Sold         167,281      161,005     149,483
                           --------     --------     -------
   Gross Profit              56,542       42,484      33,825
                           --------     --------     -------

 Operating Expenses:
  Selling & Marketing Exp.    9,476       10,447      11,212
  General & Admin. Exp.      14,699       13,268      10,492
                            -------      -------      ------
  Total Operating Expenses   24,175       23,715      21,704
                            -------      -------      ------
Operating Income            $32,367 (1)   18,769 (1)  12,121 (1)
                            =======      =======      ======

Other Data:
----------
Number of Homes Closed        2,154        1,610       1,531
Number of Homes Sold          2,233        1,744       1,544
Number of Homes in
 Sales Backlog                  459          380         246
Aggregate Value of Sales
 Backlog ($ millions)        $101.2        $83.9       $48.5



(1) Calculation does not include Other Operating Costs for fiscal years ended October 31, 2001, 2000 and 1999, respectively.


Fiscal 2001 Compared to Fiscal 2000

	Housing revenues for the fiscal year ended October 2001 were a Company record $482.1 million, representing an increase of $154.5 million or 47.2% from the fiscal year ended October 2000.  The revenues for fiscal year 2001 represent 2,154 closings, an increase of 544 closings or 33.8% over fiscal year 2000.  The increase reflects the overall strength
of the housing market in California.   The average sales price of the homes
closed during fiscal 2001 was $223,823 as compared to $203,489 for the same period a year ago, representing an increase of 10.0%. The increase in average sales price was due primarily to the Company's ability to increase prices in its high demand communities after carefully weighing the affordability of its homes against the desired absorption of those same homes. In doing so, the Company took extreme care not to raise prices merely to achieve the highest possible revenues.

	Gross profit from housing sales was $121.8 million for the fiscal year ended October 31, 2001, an increase of $53.4 million or 78.1%, from fiscal year ended October 31, 2000. Gross profit per home increased to $56,542 from $42,484 representing a 33.1% increase over the comparable period in 2000. Gross profit margin for the fiscal year ended
October 31, 2001 was 25.3% as compared to 20.9% a year ago. The increase in gross profit and gross margin was due primarily to maintaining high inventory turns which thereby reduced interest in cost of sales, and enabled the Company to take advantage of the continued strength of the affordable range of the California housing market. This strength then permitted the Company to increase sales prices while it maintained construction costs at level amounts.

	During the year ended October 31, 2001, the Company sold and subsequently leased back 12 model homes and recorded sales of $3,425,000 and gross profit of $608,000. There were no similar transactions in fiscal year 2000.

	During the fiscal year ended October 31, 2001, the Company had land sales of $23.5 million, which in the aggregate, resulted in net gains of $1.3 million. During the fiscal year ended October 31, 2000, the Company had land sales of $5.0 million, to a related party, and no gain or loss was recorded from the sale.

	For the fiscal year ended October 31, 2001, the Company's interest incurred decreased $743,000 or 7.5% as compared to the fiscal year ended October 31, 2000. This decrease is the result of the Company's greater liquidity that was produced through higher gross margins achieved from home closings. In turn, this increased liquidity reduced the dependence on bank debt as compared to a year ago. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 1.7% for the fiscal year ended October 31, 2001, from 2.7% for the same period a year ago. This decrease is primarily attributable to the Company's increased level of closings during fiscal year 2001, thereby increasing the rate of capital turnover, and decreasing capitalized interest costs. Another factor was the interest rate reductions during the year by the Federal Reserve Bank, which reduced the Company's cost of borrowing. In addition, the Company continuously evaluates the cost of capital charged by each of its lenders and carefully monitors and manages its debt level relating to those lenders.

	Selling and marketing expenses increased $3.6 million or 21.4% during the fiscal year ended October 31, 2001 as compared to the fiscal year ended October 31, 2000, but decreased from 5.1% as a percentage of revenue to 4.2%, when compared to the comparable period in 2000. This decrease, as a percentage of revenue, is attributable to the higher closing volume, higher average sales prices, and lower incentives required to achieve the desired sales absorptions.

	General and administrative expenses increased $10.3 million during the fiscal year ended October 31, 2001, as compared to the fiscal year ended October 31, 2000. The $10.3 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities, an increase in the bonuses paid to the Company's employees due to the record profits realized and increased expenditures associated with the Company's commitment to provide state-of-the-art training to its employees.

	Net income for the fiscal year ended October 31, 2001 increased 138.6% to $72.1 million, as compared to net income of $30.2 million in the fiscal year ended October 31, 2000. These results are attributable to maintaining efficient production costs and high inventory turnover, while taking strategic advantage of selling price increase opportunities in select sub-market.


Fiscal 2000 Compared to Fiscal 1999

	Housing revenues for the fiscal year ended October 2000 were $327.6 million, representing an increase of $46.9 million or 16.7% from the fiscal year ended October 1999. The revenues for fiscal year 2000 represent 1,610 closings, an increase of 79 closings or 5.2% over fiscal year 1999. The increase reflected the continued strengthening of the California housing market, which resulted in increased absorption rates and overall sales in
the Company's submarkets.   The average sales price of the homes closed
during fiscal 2000 was $203,489 as compared to $183,308 during fiscal year 1999, representing an increase of 11.0%. The increase in average sales price is due primarily to increasing prices in high demand communities and no closings in Arizona, which had an average sales price of $136,481 in fiscal year 1999.

	Gross profit from housing sales was $68.4 million for the fiscal year ended October 31, 2000, an increase of $16.6 million or 32.1%, from the fiscal year ended October 31, 1999. Gross profit per home increased to $42,484 from $33,824 representing a 25.6% increase over the comparable period in 1999. Gross profit margin for the fiscal year ended October 31, 2000 was 20.9% as compared to 18.5% in fiscal year 1999. The increase in gross profit and gross margin was due primarily to a higher concentration of sales in our higher sales priced communities in the Northern California Division and having no closings in Arizona, which had a gross profit per home of $24,024 and a gross margin of 17.6% in fiscal year 1999.

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

	For the fiscal year ended October 31, 2000, the Company's interest incurred decreased $316,000 or 3.1% as compared to fiscal year ended October 31, 1999. This decrease is a result of higher liquidity produced through higher gross margins achieved from home closings, which reduced the dependence on bank debt as compared to a year earlier. The Company's interest amortized to cost of homes sold (as a percentage of revenue) decreased to 2.7% for the fiscal year ended October 31, 2000, from 2.9% for the same period a year earlier. This decrease is attributable to increased rates of capital turnover, thereby resulting in lower capitalized interest costs.

	Selling and marketing expenses decreased $345,000 or 2.0% during the fiscal year ended October 31, 2000 as compared to the fiscal year ended October 31, 1999. This decrease is attributable to maintaining cost controls on monthly selling and marketing costs. Selling and marketing, as a percentage of revenue, decreased to 5.1% from 6.1% for the comparable period in 1999. This decrease, as a percentage of revenue, is attributable to the higher closing volume and the reduction in sales incentives necessary to achieve desirable absorption rates.

	General and administrative expenses increased $5.3 million during the fiscal year ended October 31, 2000, as compared to the fiscal year ended October 31, 1999. The $5.3 million increase is attributable to an increase in the number of employees in the Company which was necessary to facilitate the Company's continued expansion and active investigation of new land acquisition opportunities and an increase in bonuses paid to the Company's employees due to increased profits.

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

	The Company's financing needs depend primarily upon sales volume, asset turnover and land acquisition. When liquidating inventory through home closings, the Company generates cash. When building inventory, the Company uses substantial amounts of cash obtained through borrowings, cash flow from operations, and partners' contributions to capital.
The Company has had adequate liquidity throughout its operating history, despite recessionary periods. At certain times, several years ago, the Company repurchased portions of its since repaid 11 3/8% Senior Notes on the open market at prices below par, retired such repurchased notes, and then reported the resultant income as extraordinary gain in the Company's consolidated financial statements. At times, those debt repurchases were utilized to satisfy certain covenant requirements set out in the Indenture for the 11 3/8% Senior Notes. In December 2000, the Company paid off and retired the balance of their Senior Notes.

	At October 31, 2001, the Company had commitments for $105.7 million under several revolving credit facilities with commercial banks and financial institutions of which $43.7 million was outstanding. In addition, at October 31, 2001, the Company had community specific facilities capable of providing aggregate funding of $6.3 million, all of which was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. On October 31, 2001, the aggregate outstanding principal balance under the Company's credit facilities was $50.0 million and the recourse amount of such debt to the Company was only $15.2 million.

	To date, the Company has been able to obtain acceptable land acquisition and construction financing. Consistent with an industry trend, certain lenders require increased amounts of cash invested in a project by borrowers in connection with both new loans and the extension of existing loans. The Company currently intends to continue utilizing conventional bank financing for land acquisition and construction financing, and under its present credit facilities is required to use its own cash to fund a portion of the total development and acquisition costs in order to obtain that financing. The Company considers its current relationships with its lenders to be good.

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


    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The Company is a limited partnership and has no officers or directors. The sole general partner of the Company is Forecast "Registered Tradename" Homes, Inc. ("FHI"). FHI manages the business and affairs of the Company.
The directors and executive officers of FHI are as follows:

Name                   Age        Position
-----                  ---        ---------------------------
James P. Previti*       55        Chairman of the Board,
                                  Chief Executive Officer and
                                  President
Frank Glankler          51        Chief Operating Officer
Larry R. Day            52        Chief Legal Officer and
                                  Secretary
Richard B. Munkvold     36        Chief Financial Officer and
                                  Principal Accounting Officer
Steven Fowlkes*         47        Director
Peter T. Healy          50        Director
Leo Previti**           48        Director
Jim Ellis               54        Director

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

	Frank Glankler has served as Chief Operating Officer since January 1996, after returning to the company in July 1995 as Vice President of Operations. Effective August 1, 1998, Mr. Glankler was elected to the position of Operating Committee member of Forecast Home Mortgage, the Company's mortgage affiliate. From July 1992 until October 1993 he served as President of the Company's Arizona Division, and from October 1993 until July 1995, Mr. Glankler was President of MFR Holdings. Mr. Glankler has over 18 years in the homebuilding industry, including previous senior management positions with U.S. Home Corporation. Mr. Glankler was the former Chairman of the Arizona division of U.S. Home Corporation, responsible for operations in Phoenix, Tucson and New Mexico. Positions held by Mr. Glankler at U.S. Home include President of the Louisiana, North Houston, East Houston and South Houston divisions, respectively. He is former board member of the Southern Arizona Homebuilders Association and holds a Class B Arizona Contractors License and an Arizona Real Estate License.

	Larry R. Day joined the Company's predecessor as Vice President and General Counsel in December 1992 and now holds the position of Chief Legal Officer. He was elected to FHI's board of directors in November 1993 and
served in that capacity until January 1996.   Since March 1993, Mr. Day has
also supervised the Company's human resources, payroll and risk management departments. From 1989 to 1992, Mr. Day was in private practice specializing in real estate finance and transactional matters. From 1988 to 1989, Mr. Day was a Director, Vice President and General Counsel of Guardian Savings and Loan. From 1985 to 1988, Mr. Day was Director of Real Estate Legal Services for Taco Bell Corporation. Prior to that, Mr. Day served 6 years as Vice President of Corporate and Special Real Estate with First Interstate Bank. Mr. Day is admitted to practice law in the States of California and Vermont, and is a licensed California real estate broker.

     Richard B. Munkvold joined the Company in 1995 as a Division Controller of both the Southern California and Arizona Divisions and now holds the position of Chief Financial Officer. Mr. Munkvold is responsible for capital procurement, external financial reporting, internal financial controls, and the Information Technology Department. Prior to joining the Company, Mr. Munkvold held several financial positions with the Ryland Group from 1989 through 1995 and last served as Ryland Group's West Region Financial Analyst.

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

	Jim Ellis became a Director of the Company in November of 2000.
Since 1997, Mr. Ellis has held the position of Associate Professor with the USC Marshall School of Business, in the Department of Marketing. Prior to 1997, Mr. Ellis was the CEO of Ports O'Call in Pasadena, and has held executive marketing positions with retailers Miller's Outpost and The Broadway Department Stores. Mr. Ellis holds an MBA from Harvard Business School and an undergraduate degree from the University of New Mexico.


     The Board of Directors of FHI is elected annually by Mr. Previti, the sole shareholder of FHI. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

	The Board of Directors of FHI meets three or four times per year on a quarterly basis. The Boards of Director of FHI has an Audit Committee of which Mr. Leo Previti is a member and a Compensation Committee of which Mr. Steven Fowlkes is a member.


                         ITEM 11 - EXECUTIVE COMPENSATION

	The following table sets forth certain information with respect to the compensation earned by the Chief Executive Officer and each of the other most highly paid executive officers of FHI (pursuant to Regulation S-K, Item 402, of the Securities Act of 1933, Securities Exchange Act of 1934 and Energy Policy and Conservation Act of 1975) whose total compensation for services rendered during fiscal 2001 exceeded $100,000 (collectively, the "Named Executive Officers"):


                      Summary Compensation Table
-------------------------------------------------------------------------------
                                                    Annual Compensation
                               ------------------------------------------------
                  Principal
Name              Position                     Salary     Bonus      All Other
                                                                  Compensation
-------------------------------------------------------------------------------
James P. Previti  Chairman of the Board         250,000   $4,073,123         $0
                  Chief Executive Officer/
                  President
Frank Glankler    Chief Operating Officer       240,000    2,761,186      7,200

Larry Day         Chief Legal Officer/          200,000      814,625      7,200
                  Secretary

Larry Young       Northern Division -           180,000    1,972,454      7,200
                  President

James Rex         Southern Division -           165,000      837,067      7,200
                  President

Richard Munkvold  Chief Financial Officer/      120,000      814,625      3,600
                  Principal Accounting Officer



     The Company and Mr. Previti are parties to an employment agreement whereby Mr. Previti's annual compensation is $250,000 plus a quarterly bonus of up to five percent of the pretax consolidated net income of the Company.
Mr. Previti's employment contract extends through October 31, 2002.


     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth, as of November 1, 2001, the beneficial ownership of the partnership interests in the Company by (a) each of the directors, (b) the directors and officers of FHI, and (c) each person known to the Company to own beneficially more than 5% of the Company 's limited partnership interests or general partnership interests.




                                                 % of
                                               Profits/
Name of Beneficial Owner [1]   Type of         Losses/      % of
                               Interest        Capital      Class
------------------------------------------------------------------
James P. Previti [2]          General Partner    100.00%     100.00%
James P. Previti [3]          Limited Partner    100.00%     100.00%
All directors and officers
 as a group (10 persons) [2]  General Partner    100.00%     100.00%
All directors and officers
 as a group (10 persons) [3]  Limited Partner    100.00%     100.00%
Forecast Homes, Inc.          General Partner      1.00%     100.00%
Forecast Construction         Limited Partner      2.00%       2.00%
Forecast Corporation          Limited Partner   10.9698%    10.9698%
Forecast Mortgage Corp.       Limited Partner    1.0157%     1.0157%
Forecast Development, L.P.    Limited Partner    4.8837%     4.8837%
Forecast Development, L.P./
 Prestige Homes, LLC          Limited Partner     20.00%      20.00%
Inland Empire Personnel, Inc. Limited Partner   16.2516%    16.2516%
Previti Realty Fund, L.P.     Limited Partner   43.8792%    43.8792%


[1]  The address of each beneficial owner is: 10670 Civic Center
     Drive, Rancho Cucamonga, California 91730.

[2] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding interests in each of the current limited partners of the Company.

[3] Reflects beneficial ownership resulting from status as sole trustor and trustee of the Trust, which owns all of the outstanding equity interests in each of the current limited partners of the Company.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships Among Mr. Previti, the Trust and the Company

	The Company was formed in 1993 in connection with a reorganization of the homebuilding businesses owned by the James Previti Family Trust (the "Trust"). The Company is the successor to substantially all the assets and known liabilities of the residential real estate development business of the Trust's affiliates. The Trust is a living, revocable trust with James Previti as the sole trustor and trustee.


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

     In 1993, Mr. Previti contributed two undeveloped parcels of real property in Bullhead City, Arizona zoned for multi-family use, to the Company. In May 1995, the Company sold one of these parcels to Previti Realty Fund in exchange for a note for $641,000 secured by the parcel. Previti Realty Fund developed the parcel as part of an adjacent existing multi-family operating property bringing the total units in that operating property to 204. The remaining parcel of undeveloped property held by the Company was also sold to Previti Realty Fund in fiscal year 2001 for $1,713,000. The Company received cash payments of $400,000 and an unsecured note of $1,313,000.
No gain or loss was recorded on the sale. As of October 31, 2001, both notes have been paid off.

     During the fiscal year ended October 31, 2001, the Company sold to an entity owned by Mr. Previti, 60 acres of commercial land located in Fontana, California. The Company received cash payments of $350,000 and an unsecured note of $3,150,000. No gain or loss was recorded on the sale.


Land Acquisitions From Affiliates

     In the fiscal year ended October 31, 2001, the Company purchased 1,578 lots in Menifee, Victorville, Corona, Rancho Cucamonga, Folsom, California and Flagstaff, Arizona from entities owned or controlled by Mr. Previti with acquisition prices totaling $17.5 million, which was equal to their book value. In the fiscal year ended October 31, 2000, the Company purchased 167 lots in Corona, California from entities owned or controlled by Mr. Previti with acquisition prices totaling $6.7 million, which was equal to their book value. Over the next 18 months, the Company anticipates purchasing another 1,377 lots, located in Fontana, Moreno Valley, Vacaville, Corona and Elk Grove, California and Flagstaff, Arizona from related entities. As of October 31, 2001, deposits toward the purchase of the 1,377 lots totaled $10.3 million.


Receivables From Affiliates

      During the fiscal year ended October 31, 2001, Accounts and Notes Receivable from Related Parties decreased $10.3 million to $3.9 million. The decrease primarily relates to the paydown of certain receivables from affiliated entities in which Mr. Previti is the 100% owner.

	During the fiscal year ended October 31, 2000, Accounts Receivable from Related Parties increased by $7.2 million. The increase primarily relates to the Company making four new loans to entities owned or controlled by Mr. Previti. These notes were repaid in the fiscal year ending
October 31, 2001.

Management Services

	The Company entered into management service agreements with several affiliates as a part of the reorganization described previously in 1993.
The agreements obligate the Company to provide certain executive management, legal, tax, accounting, human resources, payroll, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee specified in the agreement. In fiscal year 2001 and 2000, the Company charged $103,000 and $28,000 in management fees, to affiliates, for these services, respectively.


Transactions with Mortgage Banking Company - Forecast "Registered Tradename" Home Mortgage LLC

     During fiscal year 1998, the Company entered into negotiations with Norwest for the purpose of forming a broader-based mortgage services entity that would be better able to attract and fulfill the mortgage needs of the Company's home buyers, increase the Company's cash flow from its mortgage business and take advantage of the standardization in the mortgage industry.
As of January 16, 1998, the Company began to send its home buyers to Norwest for all of its mortgage needs. At the same time, Norwest and the Company applied to conduct business as "Forecast "Registered Tradename" Home Mortgage LLC" ("Forecast Mortgage"), a joint venture owned in equal shares by Norwest and Inland Counties Mortgage. The Company owns a 98% share of Inland Counties Mortgage, with Forecast "Registered Tradename" Corporation owning the other 2%. In July 1999, Wells Fargo purchased Norwest and continued (through Wells Fargo Home Mortgage) as a partner in Forecast Mortgage.

     Forecast Mortgage provides the Company with the ability to control the mortgage processing and funding of the loans its home buyers obtained in their dealings with the Company, and has provided the Company (through the consolidation of Inland Counties with the Company) with income for fiscal year 2001 of $1,307,000, generated through the origination of those mortgage loans to its home buyers.


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

	The Company purchases other insurance and sureties through independent brokers under an arrangement whereby ISIS receives a commission as a co-broker on the insurance and sureties sold. ISIS performs no services for the Company in obtaining the insurance and no portion of such commission is rebated to the Company as a referral fee. The Company believes that the aggregate cost of the insurance coverage purchased pursuant to this arrangement is no greater than the cost that would have been charged in an arms-length transaction with an unaffiliated party.


Office Leases

     The Company leases from Previti Realty Fund, approximately 15,500 square feet of office space in Rancho Cucamonga for its corporate and Southern California headquarters and approximately 11,807 square feet of office space in Sacramento. The Company presently pays approximately $27,000 triple net per month to lease its corporate headquarters and approximately $17,000 full service per month for its Sacramento office. "Triple Net" provisions require the Company to pay insurance, taxes and operating expenses on the building while "Full Service" provisions include such expenses in the monthly rent.
The terms and conditions of such leases, including rent payments by the Company thereunder, are believed by the Company to be equivalent to such as would be available on an arm's length, fair market value basis.


Aircraft Charter

     From time to time the Company charters aircraft from JP Air Charter, Inc., and CJ Air, LLC, affiliates of the Company. In fiscal 2001 the Company paid those affiliates approximately $83,000. All such charter services are provided on terms equivalent to those offered to unaffiliated third parties.


Loan Payable

	From time to time, Mr. Firestone, a former director of the Company, made non-recourse loans to the Company to partially fund the acquisition of specific communities. Those loans had an rate of 10% per annum and were repaid at maturity. As of October 31, 2000 the Company was obligated to Mr. Firestone for $1,709,000 through such loans. The loans were made on terms commensurate with those generally available for similar loans.
As of October 31, 2001, the Company has paid off all existing loans owed to Mr. Firestone.


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

(a) (3) Exhibits

Exhibit No.   Description
-----------   -----------
1.1           Limited Partnership Agreement of The Forecast Group "Registered
              Tradename", L.P. effective as of September 30, 1993 by and among Forecast "Registered Tradename" Homes, Inc., Forecast
              "Registered Tradename" Mortgage Corporation,
              Forecast "Registered Tradename"
              Corporation, Inland Empire Personnel Inc. and Forecast
              "Registered Tradename" Development, L.P.

1.2	        First amendment to the Limited Partnership Agreement of The
              Forecast Group, "Registered Tradename" L.P., dated
              November 3, 2000.

1.3 Second amendment to the Limited Partnership Agreement of The Forecast Group, "Registered Tradename", L.P., dated
              June 29, 2001.

1.4 Articles of Incorporation of Forecast "Registered Tradename" Capital Corporation.

1.5           Bylaws of Forecast "Registered Tradename" Capital Corporation.

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

THE FORECAST GROUP "Registered Tradename", L.P., by FORECAST "Registered Tradename" HOMES, INC., General Partner:


Name                               Title                   Date
----                     ----------------------      ------------------
/s/ James P. Previti
--------------------
    James P. Previti     Chairman of the Board,
                         President, Principal
                         Executive Officer           December 14, 2001

/s/ Richard B. Munkvold
-----------------------
    Richard B. Munkvold  Chief Financial Officer,
                         Principal Accounting
                         Officer                     December 14, 2001

REPORT OF INDEPENDENT AUDITORS


Board of Directors
The Forecast Group "Registered Tradename", L.P.


	We have audited the accompanying consolidated balance sheets of The Forecast Group "Registered Tradename", L.P. and subsidiaries (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of income and partners' equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Forecast Group "Registered Tradename", L.P. and subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.


                              ERNST & YOUNG, LLP

San Diego, California
December 7, 2001


            The Forecast Group "Registered Tradename", L.P.
                      Consolidated Balance Sheets
                            (Amount's in 000's)


                                                  October 31
                                          -----------------------
                                               2001        2000
                                          -----------------------
Assets:
------
Cash and Cash Equivalents                     $30,869      $26,607
Accounts Receivable                             2,844          809
Accounts and Notes Receivable,
 Related Parties                                3,880       14,149
Real Estate Inventory                         200,770      142,768
Property and Equipment, Net                       419          435
Other Assets                                    1,012        1,565
                                             --------     --------
   Total Assets                              $239,794     $186,333
                                             ========     ========

Liabilities & Partners' Equity:
-------------------------------
Accounts Payable                              $42,893      $31,382
Accrued Expenses                                5,750        6,498
Notes Payable:
 Senior Notes at 11 3/8% due
  December 2000                                     -       19,700
 Collateralized by Real Estate Inventory       50,029       44,028
 Other Notes Payable                                -        3,525
                                               ------       ------
     Total Notes Payable                       50,029       67,253
                                               ------       ------
   Total Liabilities                           98,672      105,133

Commitments and Contingencies  (Note 8)

Partners' Equity                              141,122       81,200
                                             --------     --------
   Total Liabilities & Partners' Equity      $239,794     $186,333
                                             ========     ========



            See notes to consolidated financial statements.



           The Forecast Group "Registered Tradename", L.P.
       Consolidated Statements of  Income and Partners' Equity
                        (Amounts in 000's)


                                      For the Year Ended October 31
                                     2001          2000      1999
                                  ---------     ---------  ----------
Homebuilding Revenues              $482,115      $327,617   $280,644
Cost of Homes Sold                  360,324       259,218    228,859
                                   --------      --------   --------
   Gross Profit                     121,791        68,399     51,785
                                   --------      --------   --------

Land Sales Revenues                  23,545         5,000     42,271
Cost of Land Sold                    22,240         5,000     40,958
                                    -------      --------   --------
   Gain on Land Sales, net            1,305             -      1,313
                                    -------      --------   --------

Operating Expenses:
-------------------
 Selling & Marketing Exp.            20,412        16,820     17,165
 General & Admin. Exp.               31,661        21,361     16,064
 Other Operating Costs                  491         1,362        223
                                     ------        ------     ------
   Total Operating Expenses          52,564        39,543     33,452
                                     ------        ------     ------
Operating Income                     70,532        28,856     19,646

Other Income:
------------
Interest Income                         846           965        682
Other Income and Expenses,  net         727           396      1,247
                                    -------       -------    -------
   Total Other Income                 1,573         1,361      1,929
                                    -------       -------    -------
 Net Income                         $72,105       $30,217    $21,575
                                    =======       =======    =======

Partners' Equity at
 Beginning of Year                   81,200       $53,018    $31,443
Capital Distributions, net          (12,183)       (2,035)         -
Net Income                           72,105        30,217     21,575
                                    -------       -------    -------
 Subtotal                           141,122        81,200     53,018
Less: Capital Notes
 Receivable from Partners                 -             -       (300)
                                    -------       -------    -------
Net Partners' Equity at
 End of Year                       $141,122       $81,200    $52,718
                                   ========       =======    =======


                    See notes to consolidated financial statements.



                 The Forecast Group "Registered Tradename", L.P.
                    Consolidated Statements of Cash Flows
                             (Amount in 000's)


                                       For the Year Ended October 31
                                       2001          2000      1999
                                   -----------------------------------
Operating Activities:
---------------------
Net Income                                $72,105    $30,217    $21,575
Adjustments to Reconcile
 Net Income to Net Cash
  Provided by (Used In)
   Operating Activities
 Depreciation on Property and Equip.          255        295        389
 Loss on Sale of Property and Equip.            1          8         63
 Gain on Land Sales, net                   (1,305)         -     (1,313)
 Other Operating Costs                        491      1,362        223
 Equity Income of Unconsolidated
  Joint Venture                            (1,307)      (595)      (564)
 (Increase)/Decrease in
  Accounts Receivable                      (2,035)     3,489     (2,889)
 Increase in Real Estate Inventory        (57,188)   (33,330)   (25,558)
 Decrease (Increase) in Other Assets          339        408       (901)
 Increase in Accounts Payable
  and Accrued Expenses                     10,763      8,418      6,756
                                           ------      -----      -----
    Net Cash Provided by (Used in)
     Operating Activities                  22,119     10,272     (2,219)
                                           ------     ------      -----

Investing Activities:
---------------------
Contribution to Joint Venture                   -         (5)        (7)
Distribution from Joint Venture             1,521        397        795
Additions to Property and Equip.             (240)      (216)      (369)
Proceeds from Sale of
 Property and Equipment                         -         29          -
                                            -----       ----       ----
    Net Cash Provided by
     Investing Activities                   1,281        205        419
                                            -----       ----       ----

Financing Activities:
---------------------
Capital Distributions, net                (12,183)    (2,035)         -
Payment received on Capital
 Notes Receivable from Partner                  -        300          -
Retirement of Senior Notes at
 11 3/8% due December 2000                (19,700)         -          -
Decrease/(Increase) in Accounts
 and Notes Receivable, Related Parties     10,269     (7,244)     3,522
Proceeds from Notes Payable,
 Collateralized by Real Estate            305,371    219,694    220,310
Proceeds from Notes Payable, Unsecured      9,204          -          -
Proceeds from Notes Payable, Other          3,769        319        322
Principal Payments on Notes Payable,
 Collateralized by Real Estate           (299,370)  (216,598)  (214,914)
Principal Payments on Notes
 Payable, Unsecured                        (9,204)         -          -
Principal Payments on Notes
 Payable, Other                            (7,294)      (900)    (1,039)
                                           ------    -------     ------
    Net Cash (Used in) Provided
     By Financing Activities              (19,138)    (6,464)     8,201
                                          -------    -------      -----
Increase  in Cash and
 Cash Equivalents                           4,262      4,013      6,401
Cash and Cash Equivalents at
 Beginning of Year                         26,607     22,594     16,193
                                          -------    -------    -------
Cash and Cash Equivalents at
 End of Year                              $30,869    $26,607    $22,594
                                          =======    =======    =======



                See notes to consolidated financial statements.

             THE FORECAST GROUP "Registered Tradename", L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2001


1. Organization

	The Forecast Group "Registered Tradename", L.P. is a California limited partnership (the "Company") which was formed in October 1993 to be the successor to substantially all the assets and liabilities of the single-family residential real estate development business of the James Previti Family Trust (the "Trust") and its affiliates. The Trust is a living, revocable trust with James Previti as Trustor. The Company's sole general partner is Forecast "Registered Tradename" Homes, Inc. ("FHI"), a California corporation, which owns a 1% interest in the profits, losses and capital of the Company. The Company builds and sells single-family homes in three distinct geographic regions (Northern California, Southern
California and Arizona).


2.	 Summary of Significant Accounting Policies

Principles of Consolidation

	The consolidated financial statements include the accounts of the Company and its majority-owned entities engaged in single-family residential real estate development and related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

	 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates significantly in the near term.

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

Real Estate Inventory and Recognition of Revenue

	Real estate inventory is carried at cost and consists of single-family residential projects and land held for future development of single-family communities. Interest and property taxes are capitalized to inventories during periods of development and construction.

	In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of" (Statement 121), when events or circumstances indicate that an impairment to an asset to be held and used might exist, the expected future undiscounted cash flows from the affected asset or group of assets must be estimated and compared to the carrying value of the asset or group of assets. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the assets, an impairment loss must be recorded. The impairment loss is measured by comparing the estimated fair value of the assets with their carrying amount. Statement 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

	On an ongoing basis, management analyzes future undiscounted cash flows for all real estate projects where impairment indicators are present. Based upon such analysis, no provision for impairment loss was recorded for the years ended October 31, 2001, 2000 or 1999.

	Sales of single-family residences and other real estate are generally recognized when title is conveyed to the buyer at close of escrow and other conditions for profit recognition have been met.

	Selling expenses include escrow charges, commissions, sales incentives, advertising, promotions, and the cost of model home center operation and maintenance. These expenses are generally charged to operations as incurred. Cost of homes sold include direct and allocated costs for land and construction including an estimate for future warranty costs. The Company allocates the cost of land, common area development, production overhead, capitalized sales center costs, interest, and property taxes to homes within a particular community on a pro-rata basis which approximates relative value.

Property and Equipment

	Property and equipment, consisting primarily of vehicles and office furniture and equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years.

Investment in Joint Venture

	The Company accounts for its effective 49% ownership interest in Forecast "Registered Tradename" Home Mortgage, LLC under the equity method of accounting.

Warranties

	The Company provides one-year limited warranties to purchasers of its homes. Statutory requirements in the states in which the Company does business may grant rights to home buyers in addition to those provided by the Company. Estimated warranty costs are accrued at the time of each home's closing.

Income Taxes

	The Company, as a partnership, is not subject to federal and state income taxes since the results of its operations will be allocated to the partners for inclusion in their respective income tax returns.

Fair Value of Financial Instruments

	The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash equivalents, accounts and notes receivable, and notes payable. The fair value of financial instruments approximates their recorded values. The fair value of Accounts and Notes Receivable from related parties is not determinable due to the related party nature.

Effect of New Accounting Standards

     Effective November 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 133 did have an impact on the Company's results of operations or financial condition in fiscal year 2001, due to the fact that the Company held no derivative financial instruments and did not invest in derivative investments or engage in hedging activities.


3. Accounts and Notes Receivable, Related Parties

Accounts and notes receivable, related parties, consist of the following:



                                                October 31,
                                         ----------------------
                                            2001        2000
                                         -----------------------
Unsecured Note receivable from
 Forecast Corporation                      $        -    $5,000,000
Note receivable from Previti Realty
 Fund                                       3,150,000             -
Receivable from Previti Realty Fund           211,000     3,326,000
Receivables from other affiliates, net        519,000     1,356,000
Note receivable from Corona Country
 Club Estates, unsecured                            -     1,125,000
Note receivable from Mr. Previti,
 collateralized by a partnership
  interest in River Road Ventures                   -     1,083,000
Note receivable from Newport Murrieta
 Land Co., secured by real property
  in Flagstaff, Arizona                             -       657,000
Note receivable from Previti Realty
 Fund secured by real property in
  Mohave County, Arizona                            -       641,000
Note receivable from Previti Realty
 Fund, unsecured                                    -       500,000
Management fees from Affiliates                     -       161,000
Note receivable from Mr. Previti,
 Unsecured                                          -       300,000
                                           ----------   -----------
   Total                                   $3,880,000   $14,149,000
                                           ==========   ===========



      As of October 31, 2001, accounts and notes receivable from related parties, include a note receivable from an entity in which Mr. Previti is the 100% owner in the amount of $3,150,000, relating to the sale by the Company of commercial land in Fontana, California. This note is due February 1, 2002 and bears interest at the rate of 8%.

      The receivable from an entity in which Mr. Previti is the 100% owner in the amount of $211,000, relates primarily to advances.

	The receivables from other affiliates are primarily advances, which totaled $519,000 as of October 31, 2001.

	For further discussion regarding these and other transactions with affiliates, see Note 6.


4. Real Estate Inventory and Related Notes Payable

Real estate inventory and related notes payable consist of the following:



                                         October 31, 2001
                                  --------------------------------
                                  Real Estate     Notes Payable
                                  Inventory
                                  --------------------------------
Homes Under Construction           $92,981,000         $22,765,000
Development Projects in Process     73,209,000          16,656,000
Unimproved Land                     27,161,000          10,608,000
Model Homes                          7,419,000                   -
                                  --------------------------------
   Total                          $200,770,000         $50,029,000
                                  ================================


                                        October 31, 2000
                                  --------------------------------
                                  Real Estate     Notes Payable
                                  Inventory
                                  --------------------------------

Homes Under Construction           $71,399,000         $20,028,000
Development Projects in Process     49,501,000          17,213,000
Unimproved Land                     15,293,000           6,787,000
Model Homes                          6,575,000                   -
                                  --------------------------------
   Total                          $142,768,000         $44,028,000
                                  ================================



	During the years ended October 31, 2001 and 1999, the Company sold and subsequently leased back 12 and 71 model homes for a sales price of $3,425,000 and $13,729,000 and gross profit of $608,000 and $2,354,000, respectively.
The sales and related profit were recorded in accordance with Statement of Financial Accounting Standard No. 98 "Accounting for Leases". Certain of the model sales in 1999 were done with a former director of the Company.

	Notes payable secured by real estate inventory bear interest at rates ranging from the three month LIBOR rate (2.52% at October 31, 2001) plus
2.10% to prime rate (5.5% at October 31, 2001) plus 1.0%. The interest rate on $26.1 million of the loans outstanding at October 31, 2001 which bear interest at the LIBOR rate plus 2.10% will increase to the prime rate if the Company fails to maintain average deposits with the lender of $10 million.
At October 31, 2001, the Company's cash balance with this LIBOR lender was in excess of $30 million. Principal payments on notes payable collateralized by real estate held for development and sale are generally due within eighteen months. Notes payable collateralized by residential developments that are in process are generally repaid as homes in the related communities are closed.

	At October 31, 2001, the Company had commitments for $105.7 million under several revolving credit facilities with commercial banks and financial institutions of which $43.7 million was outstanding. In addition, at October 31, 2001, the Company had community specific facilities capable of providing aggregate funding of $6.3 million, all of which was outstanding. Borrowings under the credit facilities are secured by liens on specific real property owned by the Company, and carry varying levels of recourse against the Company. On October 31, 2001, the aggregate outstanding principal balance under the Company's credit facilities was $50.0 million and the recourse amount of such debt to the Company was only $15.2 million.


	The following summarizes the components of interest expense for all notes payable:


                                                For the Year Ended October 31
                                           ------------------------------------
                                                2001        2000       1999
                                           -------------------------------------
 Interest Incurred and Capitalized          $9,134,000  $9,877,000   $10,193,000
 Interest Incurred and Expensed                      -           -             -
                                           -------------------------------------
  Total Interest Incurred                   $9,134,000  $9,877,000   $10,193,000
                                           =====================================
Capitalized Interest Amortized
  to Cost of Homes Sold                     $8,331,000  $8,899,000    $8,214,000
Interest Paid                              $10,066,000  $9,877,000   $10,193,000



5.	11 3/8% Senior Notes Due December 2000

	In February 1994, the Company issued $50,000,000 in 11 3/8% Senior Notes through a public debt offering. During the year ended October 31, 1998, the Company repurchased on a margin account, a portion of the Senior Notes. As of October 31, 2000 approximately $3,525,000 was outstanding on the margin account and has been classified as Other Notes Payable on the balance sheet. During the year ended October 31, 2001, the Company retired the remaining outstanding $19,700,000 of Senior Notes held in the names of investors other than the Company.

6.       Related Party Transactions
	The Company leases its corporate offices and certain of its operating division offices from Mr. Previti or partnerships in which Mr. Previti maintains at least a 50% ownership. These leases are generally noncancelable and have expiration dates ranging through 2004. Payments under these leases were $505,000, $486,000 and $401,000 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively. See Note 8 of Notes to Consolidated Financial Statements for aggregate operating lease commitments of the Company.

	As of January 16, 1998 the Company started a business relationship with Norwest, Inc. (a nationally recognized mortgage banker, "Norwest") to provide mortgages for certain of the Company's customers. On August 1, 1998 the Company (through its limited partnership interest in Inland Counties Mortgage, LLC ["Inland Counties"], a majority-owned subsidiary of the Company) entered into a joint venture with Norwest under the name Forecast "Registered Tradename" Home Mortgage, LLC ("Forecast "Registered Tradename" Mortgage"). During fiscal year 2000, Wells Fargo purchased Norwest and continued (through Wells Fargo Home Mortgage) to be a partner in Forecast "Registered Tradename" Mortgage. During the years ended October 31, 2001, 2000 and 1999, the Company recognized $1,307,000, $595,000 and $564,000 of income from this joint venture.

	The Company has entered into management services agreements with several affiliates, whereby the Company provides certain executive management, real estate development, legal, tax, accounting, human resources, environmental, risk management, treasury and management information services to these affiliates, in exchange for a fixed management fee. The Company charged $103,000, $28,000 and $1,178,000 in net management fees to affiliates under these agreements for the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

	In the fiscal year ended October 31, 2001 and 2000, the Company purchased 1,578 lots in Menifee, Victorville, Corona, Rancho Cucamonga and Folsom, California, and Flagstaff, Arizona from entities owned or controlled by James P. Previti with acquisition prices totaling $17.5 million, which was equal to their book value. In the fiscal year ended October 31, 2000, the Company purchased 167 lots in Corona, California from entities owned or controlled by James P. Previti totaling $6.7 million, which was equal to their book value. Over the next 18 months, the Company anticipates purchasing another 1,377 lots, located in Fontana, Moreno Valley, Vacaville, Corona and Elk Grove, California and Flagstaff, Arizona from related entities. As of October 31, 2001, deposits toward the purchase of the 1,377 lots totaled $10.3 million, which is included in real estate inventory.

	During the fiscal year ended October 31, 2001, the Company sold to an entity owned by Mr. Previti, 60 acres of commercial land located in Fontana, California for $3,500,000. The Company received cash payments of $350,000 and an unsecured note of $3,150,000. No gain or loss was recorded on the sale.

	From time to time, Mr. Firestone, a former member of the Board of Directors, has made non-recourse loans to the Company. These loans bear interest at the rate of 10% per annum and are repaid at maturity. As of October 31, 2000, the Company was obligated to Mr. Firestone for $1,709,000. There was no outstanding balance at October 31, 2001.

 	In August 2000, the Company sold 296 lots in Hemet, California, at its book value, to a corporation owned 100% by Mr. Previti for total consideration of $5 million in the form of an unsecured note due in August 2003. No gain or loss was recognized on the sale. During the year ended October 31, 2001, this note was paid in full.

	Through the fiscal year ended October 31, 2000, the Company incurred $8.6 million in site development costs on real property in Northern California, on behalf of an affiliated entity in which Mr. Previti is a 100% owner. The
Company has been reimbursed all of these costs.

      During fiscal year 2001 and 2000, the Company wrote-off $698,000 and $206,000 of uncollectible receivables from affiliates.

      From time to time the Company charters aircraft from JP Air Charter, Inc. and CJ Air, LLC, affiliates of the Company. During the years ended October 31, 2001, 2000 and 1999, the Company paid the affiliates approximately $83,000, $49,000 and $52,000, respectively.

  	For further discussion of these and other transactions with affiliates, see Note 3 of Notes to Consolidated Financial Statements.


7.	Profit Sharing and Pension Plans

	 In fiscal 1995, the Company adopted a non-contributory 401(k) plan covering substantially all employees. In fiscal 1997, the Company adopted a qualified matching program relating to employees' contribution to their 401(k) plans, and created an obligation for the Company to contribute 25% of any employee's contribution to the 401(k) plan, up to the first 6% of any one employee's contribution. In fiscal year 2000, the Company modified its employer matching funds, to equal 100% of the first 3% of any employee's contribution to their 401(k) account. Participating employees vest in the Company's matching contribution over a five (5) year period, at 20% per year. During 2001, 2000 and 1999, the Company paid $171,000, $142,000 and $95,000, respectively, to employees' accounts as a result of this program.


8.	Commitments and Contingencies

COMMITMENTS

	The Company leases office facilities under noncancelable operating leases with various expiration dates ranging through 2004. Aggregate rental costs incurred under such leases were $505,000, $583,000 and $401,000 for the years ended October 31, 2001, 2000 and 1999, respectively. Future minimum annual rental payments of $140,000 for its Corporate Office are due during 2002. Future minimum annual rental payments of $144,000, $146,000 and $99,000 for its Sacramento office are due during 2002, 2003, and 2004, respectively. Future minimum annual rental payments of $17,000, and $14,000 for its four satellite offices in Southern California are due during 2002 and 2003, respectively. See Note 6 of Notes to Consolidated Financial Statements for further discussion regarding leases with affiliates.


CONTINGENCIES

	The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

	In addition to the routine litigation, the Company's contingent liabilities include warranty obligations and other disputes arising from construction and sales of single-family homes in the ordinary course of business. In the opinion of management, adequate reserves have been provided for warranty obligations and the ultimate outcome of any disputes on these other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


9. Quarterly Results of Operations (Unaudited)




                                                   2001
                        --------------------------------------------------------
                                          Three Months Ended
                        --------------------------------------------------------
                        January 31     April 30       July 31     October 31
                        --------------------------------------------------------
Revenues                 $82,471,000   $109,989,000   $127,728,000  $161,927,000
Gross Profit              18,652,000     27,780,000     33,414,000    41,945,000
Net Income                 9,150,000     17,268,000     20,175,000    25,512,000



                                                   2000
                        --------------------------------------------------------
                                         Three Months Ended
                        --------------------------------------------------------
                        January 31     April 30       July 31      October 31
                        --------------------------------------------------------
Revenues                $61,041,000     $69,045,000    $83,202,000  $114,329,000
Gross Profit             12,259,000      14,135,000     17,175,000    24,830,000
Net Income                3,342,000       5,372,000      8,045,000    13,458,000


                                                   1999
                        --------------------------------------------------------
                                         Three Months Ended
                        --------------------------------------------------------
                        January 31     April 30       July 31       October 31
                        --------------------------------------------------------
Revenues                $38,164,000     $65,802,000    $81,226,000   $95,452,000
Gross Profit              7,262,000      11,479,000     14,654,000    18,390,000
Net Income                1,330,000       4,217,000      5,673,000    10,355,000

